Form 10-Q
period 1997-09-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 1997-12-19
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _______________

                        Commission file number 000-22249

                        INTERNATIONAL AIRCRAFT INVESTORS
             (Exact name of registrant as specified in its charter)

    CALIFORNIA                                            95-4176107
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

          3655 TORRANCE BOULEVARD, SUITE 410 TORRANCE, CALIFORNIA 90503
               (Address of principal executive offices) (Zip Code)

                                 (310) 316-3080
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at December 16, 1997
          -----                                --------------------------------
COMMON STOCK, $.01 PAR VALUE                               4,412,029

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX


                                                                                Page No.
                                                                                --------
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           As of September 30, 1997 and December 31, 1996                          3

           Condensed Consolidated Statements of Income
           Three months ended September 30, 1997 and 1996                          4

           Condensed Consolidated Statements of Income
           Nine months ended September 30, 1997 and 1996                           5

           Condensed Consolidated Statement of Shareholders' Equity As of
           December 31, 1996 and for nine months ended September 30, 1997          6

           Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1997 and 1996                           7

           Notes to Condensed Consolidated Financial Statements                    8

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                               11

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                        14

           Signatures                                                              16

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   1997               1996
                                                               -------------      -------------
                                                                (UNAUDITED)
ASSETS
Cash and cash equivalents                                      $     167,201      $   1,174,369
Flight equipment, at cost less accumulated depreciation of
   $23,313,000 at September 30, 1997 and $18,852,000
   at December 31, 1996                                          138,330,257         89,884,974
Deferred fees                                                        540,390            268,776
Cash, restricted                                                   3,049,582            210,827
Other assets                                                       1,032,639          1,080,641
                                                               -------------      -------------
                                                               $ 143,120,069      $  92,619,587
                                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses                        1,430,040            827,693
Notes payable                                                    126,745,064         82,710,293
Lease deposits                                                     2,874,000            835,000
Maintenance reserves                                               3,238,740            468,060
Deferred rent                                                      2,545,500          2,295,000
Deferred taxes, net                                                  619,000            400,000
                                                               -------------      -------------
                                                                 137,452,344         87,536,046
Commitments and contingencies
Shareholders' equity
  Convertible preferred stock, $.01 par value. Authorized
  15,000,000 shares; issued and outstanding
  4,941,000 shares; liquidation value of $1 per share                 49,410             49,410
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  81,110 shares at September 30, 1997 and
  70,000 shares at December 31, 1996                                     811                700
Additional paid-in capital                                         6,222,437          5,172,548
Deferred compensation                                               (825,000)
Retained earnings (deficit)                                          220,067           (139,117)
                                                               -------------      -------------
          Net shareholders' equity                                 5,667,725          5,083,541
                                                               -------------      -------------
                                                               $ 143,120,069      $  92,619,587
                                                               =============      =============


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                    THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------
                                          1997           1996
                                       ----------     ----------
                                              (UNAUDITED)
REVENUES:
  Rental of flight equipment           $4,048,850     $3,171,749
  Consulting fees                                         52,000
  Interest income                         102,334         39,101
                                       ----------     ----------
         Total revenues                 4,151,184      3,262,850

EXPENSES:
  Interest                              2,034,430      1,557,100
  Depreciation                          1,701,000      1,386,700
  General and administrative              174,157        155,335
  Stock compensation                       75,000
                                       ----------     ----------
        Total expenses                  3,984,587      3,099,135
                                       ----------     ----------
Income before income taxes                166,597        163,715
Income tax expense                         66,600         13,000
                                       ----------     ----------
        Net income                     $   99,997     $  150,715
                                       ==========     ==========
Net income per common and common
equivalent share                       $     0.06     $     0.08
                                       ==========     ==========
Weighted average common and common
equivalent shares outstanding           1,755,512      1,836,762
                                       ==========     ==========


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                     NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------
                                           1997            1996
                                       -----------     -----------
                                               (UNAUDITED)
REVENUES:
  Rental of flight equipment           $10,527,731     $ 9,501,857
  Consulting fees                           12,000         234,750
  Interest income                          201,209         120,973
                                       -----------     -----------
         Total revenues                 10,740,940       9,857,580

EXPENSES:
  Interest                               5,055,478       4,787,855
  Depreciation                           4,461,000       4,160,400
  General and administrative               463,678         421,317
  Stock compensation                       175,000
                                       -----------     -----------
         Total expenses                 10,155,156       9,369,572
                                       -----------     -----------
Income before income taxes                 585,784         488,008
Income tax expense                         226,600          33,000
                                       -----------     -----------
        Net income                     $   359,184     $   455,008
                                       ===========     ===========
Net income per common and common
equivalent share                       $      0.20     $      0.25
                                       ===========     ===========
Weighted average common and common
equivalent shares outstanding            1,765,790       1,836,762
                                       ===========     ===========


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                               RETAINED
                               CONVERTIBLE      COMMON STOCK        ADDITIONAL    DEFERRED     EARNINGS
                               PREFERRED   ----------------------    PAID-IN       STOCK     (ACCUMULATED
                                 STOCK        SHARES     AMOUNT      CAPITAL    COMPENSATION    DEFICIT)        NET
                               ---------   ----------   ---------   ----------- ------------  -----------  -------------
Balance at December 31, 1996   $  49,410      315,000   $  3,150    $ 5,170,098               $(139,117)   $   5,083,541
Reverse stock split                          (245,000)    (2,450)         2,450
                               ---------   ----------   ---------   -----------   ----------  ----------   -------------
Adjusted balance at
  December 31, 1996               49,410       70,000         700     5,172,548                (139,117)       5,083,541
Issuance of common stock
 from exercise of stock
 options                                       11,110         111        49,889                                   50,000
Stock compensation                                                      175,000                                  175,000
Deferred stock compensation                                             825,000    (825,000)
Net income                                                                                       359,184         359,184
                               ---------   ----------   ---------   -----------  -----------  ----------   -------------
Balance at September 30, 1997  $  49,410       81,110   $     811   $ 6,222,437   $(825,000)  $ 220,067    $   5,667,725
                               =========   ==========   =========   ===========   ==========  ==========   =============


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                          1997             1996
                                                     ------------      ------------
                                                                (UNAUDITED)
Cash flows from operating activities:
Net income                                           $    359,184      $    455,008
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation of flight equipment                      4,461,000         4,160,400
  Amortization of deferred transaction fees               138,775           113,870
  Stock compensation                                      175,000
  (Increase) decrease in assets:
    Deferred fees                                        (398,889)          (23,139)
    Cash, restricted                                   (2,838,755)
    Other assets                                           48,002           (22,977)
  Increase (decrease) in liabilities:
    Accrued interest and other assets                     602,347           436,213
    Lease deposits                                      2,039,000
    Maintenance reserves                                2,770,680           268,581
    Deferred rent                                         250,500          (184,850)
    Deferred taxes, net                                   219,000            30,741
                                                     ------------      ------------
    Net cash provided by operating activities           7,825,844         5,233,847
Cash flows from investing activities:
  Purchase of flight equipment                        (52,906,283)         (198,974)
                                                     ------------      ------------
    Net cash flows used in investing activities       (52,906,283)         (198,974)
Cash flows form financing activities:
  Repayment of notes payable                           (3,786,017)       (3,888,734)
  Repayment of notes payable to ILFC                     (323,712)         (459,798)
  Proceeds from notes payable                          23,500,000           198,974
  Proceeds from notes payable to ILFC                  24,433,000
  Proceeds from notes payable to GLH                      200,000           487,500
  Issuance of common stock                                 50,000
  Payable to ILFC                                                          (696,695)
                                                     ------------      ------------
    Net cash provided by (used in) financing
       activities                                      44,073,271        (4,358,753)
                                                     ------------      ------------
    Net increase (decrease) in cash and cash
       equivalents                                     (1,007,168)          676,120
Cash and cash equivalents at beginning of period        1,174,369            33,898
                                                     ------------      ------------
Cash and cash equivalents at end of period           $    167,201      $    710,018
                                                     ============      ============
Supplemental disclosure of cash flow information
    Cash paid for interest                           $  4,406,756      $  4,106,423


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1 (File No. 333-19875).

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2. MANAGEMENT ESTIMATES

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, revenues and expenses and the amount of any contingent assets or liabilities disclosed in the condensed consolidated financial statements. Actual results could differ from estimates made.

The Company leases flight equipment to various commercial airline fleets, on short- to medium-term operating leases, generally three to five years. The related flight equipment is generally financed by borrowings that become due at or near the end of the lease term through a balloon payment. As a result, the Company's operating results depend on management's ability to roll over debt facilities, renegotiate favorable leases and realize estimated residual values.

3. FLIGHT EQUIPMENT

During 1997, the Company entered into agreements to purchase three aircraft from ILFC with an aggregate purchase price of $89,200,000. As of September 30, 1997, the Company took delivery of two of these aircraft. The Company financed these acquisitions of flight equipment through bank loans, partially guaranteed by ILFC, as well as loans from ILFC. The Company expects to take delivery of the third aircraft prior to December 31, 1997.

4. NOTES PAYABLE

During the nine month period ended September 30, 1997, the Company entered into each of the transactions described below in connection with the purchase of flight equipment. The Company borrowed $4,433,000 from ILFC for the purchase of flight equipment. The loan bears interest at 7.25% and matures May 2001, including a balloon payment of $3,725,840. The Company also borrowed $18,000,000 from ILFC. The loan has an effective interest rate of 6.7% and

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


matures December 31, 1999 with a balloon payment of $15,775,482. In addition, the Company borrowed $2,000,000 from ILFC. The loan has an effective interest rate of 6.9% and matures September 30, 2002 with a balloon payment of $1,394,891. The Company borrowed $22,500,000 from a bank, secured by flight equipment, guaranteed up to $5,000,000 by ILFC. The loan bears interest at 7.6% and matures May 2001 with a balloon payment of $19,806,718. Also, the Company obtained a $1,000,000 bridge loan from a bank bearing interest at 7% due December 31, 1997. The loan was repaid in November 1997. The Company borrowed $200,000 at an effective interest rate of 7% from Great Lakes Holdings ("Great Lakes"), a company owned 100% by the Chief Executive Officer and the President of the Company. The loan was repaid in November 1997.

5. EARNINGS PER SHARE

Net income per share has been computed using the weighted average number of common and common stock equivalent shares outstanding for each of the periods presented. Common stock equivalents represent the number of shares which would be issued assuming the exercise of common stock options, conversion of preferred stock and conversion of a note payable reduced by the number of shares which could be purchased with the proceeds from such conversions using the treasury stock method. Fully diluted net income per common and common stock equivalent share is not presented since the amounts do not differ significantly from primary net income per share presented.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share." The statement changes the computation, presentation and disclosure requirements for earnings per share in the financial statements for periods ending after December 15, 1997. Early adoption is not permitted. Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Pro forma basic earnings per share for the three months ended September 30, 1997 and 1996 was $1.23 and $2.15, respectively. Pro forma basic earnings per share for the nine months ended September 30, 1997 and 1996 was $4.87 and $6.50, respectively. Diluted earnings per share is similar to the current presentation of fully diluted earnings per share. Accordingly, pro forma diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 do not differ from fully diluted earnings per share.

6. NEW ACCOUNTING STANDARDS

The FASB has issued SFAS No. 128, "Earnings per Share," SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 128 changes the computation, presentation and disclosure requirements for earnings per share (see Note 5). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. Accordingly, the Company plans to implement these two standards during 1998.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


7. SUBSEQUENT EVENTS

On November 5, 1997, the Company issued 2.6 million shares of common stock in an initial public offering (IPO). In connection with the IPO, the Company effected a 1-for-4.5 reverse stock split of its common stock which has been applied retroactively in the accompanying condensed consolidated financial statements. Concurrent with the IPO, all outstanding shares of preferred stock were converted to 1,097,973 shares of common stock and options to acquire 477,391 shares of common stock were exercised at between $4.50 and $5.18 per share after giving effect for the 1-for-4.5 reverse stock split.

In November 1997, the convertible note was converted to 155,555 shares of common stock.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

OVERVIEW

The Company is primarily engaged in the acquisition of used, single-aisle jet aircraft and engines for lease and sale to domestic and foreign airlines and other customers. The Company leases aircraft under short- to medium-term operating leases where the lessee is responsible for all operating costs and the Company retains the potential benefit or risk of the residual value of the aircraft, as distinct from finance leases where the full cost of the aircraft is generally recovered over the term of the lease.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

Revenues from rental of flight equipment increased by 28% to $4,049 in the three months ended September 30, 1997 compared to the same period in 1996 principally as a result of the re-lease of flight equipment at a higher lease rate and the acquisition of one aircraft under lease.

The decrease in consulting fees of $52 is primarily the result of the termination in January 1997 of an arrangement with Great Lakes Holdings ("Great Lakes"), a company owned 100% by the Chief Executive Officer and the President of the Company. No further consulting fees are expected to be received from Great Lakes. The Company earned $36 from Great Lakes and $16 from an unrelated company in the three month period ended September 30, 1996.

Interest income increased to $102 for the three months ended September 30, 1997 from $39 for the same period in 1996 principally as a result of interest on increased cash and restricted cash balances.

Expenses as a percent of total revenues were 96% and 95% during the three months ended September 30, 1997 and 1996, respectively. Interest expense increased to $2,034 for the three months ended September 30, 1997 from $1,557 for the same period in 1996 principally as a result of interest on financing related to the acquisition of one aircraft, offset by the effect of loan paydowns. Depreciation expense increased to $1,701 in the third quarter of 1997 from $1,387 in the third quarter of 1996 primarily as a result of the acquisition of one aircraft. General and administrative expenses increased to $174 in the three months ended September 30, 1997 from $155 in the same period of 1996. The increase was primarily the result of additional employees in 1997. During the three months ended September 30, 1997, the Company incurred $75 of non-cash compensation expense related to the vesting of options granted to executives officers.

As a result of the completion of the Company's initial public offering in November 1997, the Company expects increased general and administrative expenses as a result of additional requirements imposed due to maintaining the Company's status as a public company and additional compensation as a result of new employment agreements with the Company's Chief Executive Officer and President and the addition of one employee in September 1997.

The $54 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40%. The Company paid no federal income taxes during the three months ended September 30, 1997 due to substantial net operating loss carryforwards (NOL) resulting from accelerated tax depreciation. At December 31, 1996, the Company had $23,082 of federal NOLs.

Net income decreased to $100 for the three months ended September 30, 1997 from $151 for the same period in 1996 due to the factors described above.

Nine Months Ended September 30, 1997 and 1996

Revenues from rental of flight equipment increased by 10.8% to $10,528 in the nine months ended September 30, 1997 compared to the same period in 1996 principally as a result of the re-lease of flight equipment at a higher lease rate and the acquisition of one aircraft under lease.

The decrease in consulting fees of $223 is partly the result of the termination in January 1997 of an arrangement with Great Lakes. No further consulting fees are expected to be received from Great Lakes. The Company earned $12 from Great Lakes in the nine month period ended September 30, 1997. The Company earned $108 from Great Lakes, $76 from International Lease Finance Corporation ("ILFC"), an affiliate of the Company, and $51 from unrelated companies in the nine month period ended September 30, 1996.

Interest income increased to $201 for the nine months ended September 30, 1997 from $121 for the same period in 1996 principally as a result of interest on increased cash and restricted cash balances.

Expenses as a percent of total revenues were 94.5% and 95% during the nine months ended September 30, 1997 and 1996, respectively. Interest expense increased to $5,055 for the nine months ended September 30, 1997 from $4,788 for the same period in 1996 principally as a result of interest on financing related to the acquisition of one aircraft, offset by the effect of loan paydowns. Depreciation expense increased to $4,461 in the nine months ended September 1997 from $4,160 in the same period of 1996 primarily as a result of the acquisition of one aircraft. General and administrative expenses increased to $464 in the nine months ended September 30, 1997 from $421 in the same period of 1996. The increase was primarily the result of additional employees in 1997. During the nine months ended September 30, 1997, the Company incurred $175 of non-cash compensation expense related to the vesting of options granted to executives officers.

As a result of the completion of the Company's initial public offering in November 1997, the Company expects increased general and administrative expenses as a result of additional requirements imposed due to maintaining the Company's status as a public company and additional compensation as a result of new employment agreements with the Company's Chief Executive Officer and President and the addition of one employee in September 1997.

The $194 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40%. The Company paid no federal income taxes during the nine months ended September 30, 1997 due to substantial net operating loss carryforwards resulting from accelerated tax depreciation. At December 31, 1996, the Company had $23,082 of federal NOLs.

Net income decreased to $359 for the nine months ended September 30, 1997 from $455 for the same period in 1996 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal external sources of funds have been term loans from banks and seller financing secured by flight equipment. As a result, a substantial amount of the Company's cash flows from rental of flight equipment is applied to principal and interest payments on secured debt. The terms of the Company's loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related flight equipment, at which time the Company will be required to re-lease the flight equipment and renegotiate the balloon amount of the loan or obtain other financing. Refinancing of the balloon amount is dependent upon the Company re-leasing the related flight equipment. Accordingly, the Company begins lease remarketing efforts well in advance of the lease termination. The principal use of cash is for financing the acquisition of the Company's flight equipment portfolio, which is financed by loans secured by the applicable flight equipment. As a result, the Company does not currently maintain a line of credit.

For the nine months ended September 30, 1997, net cash provided from operating activities increased by $2,592 principally as a result of increased lease deposits and increased rentals from the re-lease of one aircraft and the acquisition of one aircraft under lease.

Net cash used in investing activities increased to $52,906 in the nine months ended September 30, 1997 from $199 in the same period of 1996. In 1997, the Company acquired two additional aircraft under lease for $52,875 from ILFC.

For the nine months ended September 30, 1997, net cash provided by financing activities was $44,073 compared to net cash used in financing activities of $4,359 during the nine months ended September 30, 1996. In 1997, the Company borrowed $48,133 to finance the acquisition of flight equipment under lease and received $50 from the exercise of management stock options. In 1997, the Company also made payments on its outstanding borrowings of $4,110.

During the nine month period ended September 30, 1997, the Company entered into each of the following transactions described below in connection with the purchase of flight equipment. The Company borrowed $4,433 from ILFC. The loan bears interest at 7.25% and matures May 2001, including a balloon payment of $3,726. The Company also borrowed $18,000 from ILFC. The loan has an effective interest rate of 6.7% and matures December 31, 1999 with a balloon payment of $15,775. In addition, the Company borrowed $2,000 from ILFC. The loan has an effective interest rate of 6.9% and matures September 30, 2002 with a balloon payment of $1,395. The Company borrowed $22,500 from a bank, secured by flight equipment, guaranteed up to $5,000 by ILFC. The loan bears interest at 7.6% and matures May 2001 with a balloon payment of $19,807. Also, the Company obtained a $1,000 bridge loan from a bank bearing interest at 7% due December 31, 1997. The loan was repaid in November 1997. The Company borrowed $200 at an effective interest rate of 7% from Great Lakes Holdings ("Great Lakes"), a company owned 100% by the Chief Executive Officer and the President of the Company. The loan was repaid in November 1997.

During November 1997, the Company successfully completed an initial public offering of 2,600,000 shares of its common stock and received net proceeds of approximately $24,180. The Company used $1,200 of the net proceeds to repay certain loans. The Company intends to use the remaining net proceeds, together with debt financing to acquire additional aircraft for lease, as well as for working capital and other general purposes.

Cash and cash equivalents vary from year to year principally as a result of the timing of the purchase and sale of aircraft.

The Company uses interest swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt and does not use them for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

The Company's ability to execute successfully its business strategy and to sustain its operations is dependent, in part, on its ability to obtain financing and to raise equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new aircraft to its lease portfolio, renew leases, re-lease an aircraft, repair or recondition an aircraft if required, or retain ownership of an aircraft on which financing has expired would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's financing arrangements to date have been dependent in part upon ILFC.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS


       NUMBER                            DESCRIPTION
       ------                            -----------
         3.1      Amended and Restated Articles of Incorporation of the Company

         3.2      Amended and Restated Bylaws of the Company

         4.1      Specimen of Common Stock certificate. Filed as Exhibit 4.1 to
                  Registration Statement No. 333-19875, and incorporated herein by reference

         4.2      Amended and Restated Aircraft Loan Agreement dated November 4,
                  1996 between SWA I Corporation and Wells Fargo Bank, N.A..
                  Filed as Exhibit 4.2 to Registration Statement No. 333-19875, and incorporated herein by reference

         4.3 Secured Promissory Note in the original principal amount of $13,700,000 made November 4, 1996 by SWA I Corporation in favor of Wells Fargo Bank, N.A.. Filed as Exhibit 4.3 to
                  Registration Statement No. 333-19875, and incorporated herein by reference

         4.4      Amended and Restated Guaranty Agreement dated as of November
                  4, 1996 made by International Aircraft Investors in favor of Wells Fargo Bank, N.A.. Filed as Exhibit 4.4 to Registration
                  Statement No. 333-19875, and incorporated herein by reference

         4.5      Senior Term Loan Agreement dated as of May 17, 1996 between
                  IAI Alaska I Corporation and City National Bank. Filed as
                  Exhibit 4.5 to Registration Statement No. 333-19875, and incorporated herein by reference

         4.6 Aircraft Secured Promissory Note in the original principal amount of $14,650,000 made May 17, 1996 by IAI Alaska I
                  Corporation in favor of City National Bank. Filed as Exhibit
                  4.6 to Registration Statement No. 333-19875, and incorporated herein by reference

         4.7      Secured Credit Agreement dated as of December 21, 1993 between
                  IAI II, Inc. and Continental Bank, N.A.. Filed as Exhibit 4.7 to Registration Statement No. 333-19875, and incorporated herein by reference

         4.8 Note in the original principal amount of $21,976,677 made by IAI II, Inc. in favor of Continental Bank, N.A.. Filed as
                  Exhibit 4.8 to Registration Statement No. 333-19875, and incorporated herein by reference

         4.9      Loan Agreement, dated as of September 26, 1997, between IAI
                  IV, Inc. and International Lease Finance Corporation. Filed as
                  Exhibit 4.9 to Registration Statement No. 333-19875, and incorporated herein by reference

         4.10     Senior Term Loan Agreement, dated June 23, 1997, between IAI
                  III, Inc. and City National Bank. Filed as Exhibit 4.10 to
                  Registration Statement No. 333-19875, and incorporated herein by reference

       NUMBER                       DESCRIPTION
       ------                       -----------
         4.11     The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized
                  thereunder does not exceed 10% of the consolidated assets of the Company

         10.1     Employment Agreement with William E. Lindsey

         10.2     Employment Agreement with Michael P. Grella

         11       Computation re earnings per share

         27       Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTERNATIONAL AIRCRAFT INVESTORS



December 19, 1997                              by: /S/ Michael P. Grella
                                                   ----------------------------
                                                    Michael P. Grella
                                                    President



December 19, 1997                               by: /S/ Rick O. Hammond
                                                    ---------------------------
                                                    Rick O. Hammond
                                                    Vice President-Finance
                                                    And Treasurer