Form 10-K
period 1997-12-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 1998-03-20
CIK 1029688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
                                 ---------------
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period_____________________to_____________________
                        Commission file number 000-22249

                        INTERNATIONAL AIRCRAFT INVESTORS
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                        95-4176107
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)


         3655 TORRANCE BOULEVARD, SUITE 410, TORRANCE, CALIFORNIA 90503 (Address of registrant's principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (310) 316-3080


          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE


          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 16, 1998 was approximately $33,958,250 (based on the closing price on Nasdaq National Market as reported by the Wall Street Journal on such date).

At March 16, 1998, the registrant had issued and outstanding an aggregate of 4,497,584 shares of its common stock.

                       Documents Incorporated by Reference

Certain information included in the registrant's definitive proxy statement ("Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.

================================================================================

                        INTERNATIONAL AIRCRAFT INVESTORS
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR END DECEMBER 31, 1997


                                TABLE OF CONTENTS


    ITEM                             PART I                                                           PAGE
    ----                                                                                              ----
      1     Business                                                                                    3

      2     Properties                                                                                 13

      3     Legal Proceedings                                                                          13

      4     Submission of Matters to a Vote of Securities Holders                                      13

                                     PART II

      5     Market for Registrant's Common Equity and Related Stockholder Matters                      14

      6     Selected Financial Data                                                                    15

      7     Management's Discussion and Analysis of Financial Condition and Results of Operation       16

      8     Financial Statements and Supplementary Data                                                18

      9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       18

                                    PART III

     10     Directors and Executive Officers of the Registrant                                         19

     11     Executive Compensation                                                                     19

     12     Security Ownership of Certain Beneficial Owners and Management                             19

     13     Certain Relationships and Related Owners and Management                                    19

                                     PART IV

     14     Exhibits, Financial Statement Schedules and Reports on Form 8-K                            19

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        International Aircraft Investors ("the Company") is primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. As of December 31, 1997, the Company had ten aircraft on lease to ten customers. The Company leases its aircraft under "triple net" operating leases where the lessee is responsible for all operating costs (i.e., crew, fuel, insurance, taxes, licenses, landing fees, navigation charges, maintenance, repairs and associated expenses) and the Company retains the potential benefit and risk of the residual value of the aircraft, as distinct from finance leases where the full cost of the aircraft is recovered over the term of the lease at generally lower monthly rates.

        On November 5, 1997, the Company issued 2.6 million shares of common stock in an initial public offering (IPO) at $10.00 per share. In connection with the IPO, the Company effected a 1-for-4.5 reverse stock split of its common stock which has been applied retroactively in the accompanying consolidated financial statements. In accordance with the underwriting agreement, the Company granted the underwiters an option exercisable from November 5, 1997 to December 20, 1997 to purchase a maximum of 390,000 additional shares of common stock to cover overallotments. In December 1997, options to purchase 80,000 shares were exercised. After underwriting discount and other offering costs, net proceeds to the Company as a result of the IPO were $23.9 million. The Company used $1.6 million to repay certain loans. The Company intends to use the remaining net proceeds, together with debt financing, to acquire additional aircraft for lease, for working capital and other general purposes.

        In December 1997, the Company purchased from International Lease Finance Corporation (ILFC) a Boeing Model 757- 200ER (Extended Range) on lease to Air Transat, a Canadian charter airline. The noncancelable lease term runs through April 2003. The acquisition represents the Company's first purchase of an overwater aircraft and is powered by two Rolls Royce RB211-535E4 engines. As a result of the acquisition, the Company's lease portfolio increased to ten aircraft.

        The Company was incorporated in California in 1988. Its principal executive offices are located at 3655 Torrance Boulevard, Suite 410, Torrance, California 90503 and its telephone and facsimile numbers are (310) 316-3080 and
(310) 316-8145, respectively.

STRATEGY

        The Company's strategy is to focus on entering into operating leases of used, single-aisle jet aircraft to a diversified base of customers worldwide, while employing strict risk management criteria. Key elements of the Company's business strategy include the following:

        Focus on Operating Leases. The Company believes that airlines are becoming increasingly aware of the benefits of financing their fleet equipment on an operating lease basis, including preservation of cash flow and flexibility regarding fleet size and composition. The Company believes the operating lease of jet aircraft, especially used jet aircraft, offers the potential for a higher rate of return to the Company than other methods of aircraft financing, such as finance leases.

        Focus on Used Commercial Jet Aircraft with a Broad Market Acceptance. The Company leases used, single-aisle jet aircraft. Aircraft acquired generally range between five and 15 years old at the time the aircraft is acquired by the Company. The Company is currently focusing on the acquisition and lease of single-aisle jet aircraft, primarily aircraft with a seating capacity of 121 to 170 passengers, which, according to the 1997 Current Market Outlook published by the Boeing Commercial Airplane Group ("Boeing") in March 1997 ("the Boeing Report"), accounted for approximately 35.9% of the world fleet at December 31, 1996. The Boeing Report estimates that the commercial replacement cycle for this type of aircraft is 25 to 28 years from manufacturer date. This category of jet aircraft includes aircraft such as the Boeing 737- 300/-400, the Airbus A320 and the McDonnell Douglas MD80 series.

        Optimize Relationship with ILFC. The Company has had a long and continuous relationship with ILFC. ILFC was an initial investor in the Company and currently owns approximately 1.5% of the Company's Common Stock. ILFC is a major owner-lessor of commercial jet aircraft having contacts with most airlines worldwide, the aircraft and engine manufacturers and most of the significant participants in the aircraft industry worldwide. Boeing and Airbus each recently announced a multi-billion dollar order of aircraft by ILFC. The Company intends to use its relationship with ILFC to seek to gain access, where appropriate, to various airlines and other participants in the market to facilitate the purchase, lease, re-lease and sale of aircraft. ILFC's primary focus is the acquisition and leasing of new commercial jet aircraft. Thus, the Company believes that its business complements rather than competes with ILFC. See "Relationship With ILFC" below.

        Leverage Management Experience. The successful purchase and leasing of used commercial jet aircraft requires skilled management in order to evaluate the condition and price of the aircraft to be purchased and the current and anticipated market demand for that aircraft. The management of the Company and the Board of Directors of the Company have significant experience in the aviation industry, with an average of more than 20 years of experience, especially in the purchase, sale and financing of commercial jet aircraft, and have extensive contacts with airlines worldwide.

        Access a Diversified Global Customer Base. The Company's objective is to diversify its customer base to avoid dependence on any one lessee, geographic area or economic trend.

        Employ Strict Risk Management Criteria. The Company will only purchase aircraft that are currently under lease or are subject to a contractual commitment for lease or purchase, will not purchase aircraft on speculation, and will seek financing using a non-recourse loan structure. The Company evaluates carefully the credit risk associated with each of its lessees and the lessee's ability to operate and properly maintain the aircraft. The Company also evaluates the return conditions in each lease since the condition of an aircraft at the end of a lease can significantly impact the amount the Company will receive on the re-lease or sale of an aircraft.

AIRCRAFT LEASING

        All of the Company's current leases are operating leases rather than finance leases. Under an operating lease, the Company retains title to the aircraft thereby retaining the potential benefits and assuming the risk of the residual value of the aircraft. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature, the relatively small initial capital outlay necessary to obtain use of the aircraft and off-balance sheet treatment. Operating lease rates are generally priced higher than finance lease rates, in part because of the risks to the lessor associated with the residual value. See "Cautionary Statements--Ownership Risks."

        The Company targets the medium-term operating lease market, which generally consists of three to eight year initial noncancelable lease terms. The Company's leases are "triple net leases" whereby the lessee is responsible for all operating costs (i.e., crew, fuel, insurance, taxes, licenses, landing fees, navigation charges, maintenance, repairs and associated expenses). In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default thereunder by the lessee. The leases have payment clauses whereby the lessee is required to continue to make the lease payments regardless of circumstances, including whether or not the aircraft is in service. Certain of the Company's leases limit the lessee's obligation to make lease payments if the Company violates the covenant of quiet enjoyment regarding the aircraft or if the Company enters bankruptcy and does not assume the lease. During the term of the lease, the Company is required to be named as an additional insured on the lessee's aviation hull and liability insurance policies. Also, the leases contain very specific criteria for the maintenance and regulatory status of the asset, as well as the return conditions for the airframe, engines, landing gears, auxiliary power unit and associated components.

        Generally, the lessee provides the Company with an initial security deposit that is returnable at the expiration of the lease if all lease return conditions are met by the lessee and there is no default under the lease. Depending on the creditworthiness of a lessee, in some instances the lessee will also pay into a maintenance reserve account a certain amount monthly for each hour the aircraft and/or engine has flown. These maintenance reserves may be drawn upon by the lessee to be applied towards the cost of periodic scheduled overhaul and maintenance checks. At the termination of the lease, the lessee is required to return the asset to the Company in the same condition as it was received, normal wear and tear excepted, so the asset is in a proper condition for re-lease or sale. Normally, any remaining maintenance reserves are retained by the Company. See "Cautionary Statements--Ownership Risks."

        The Company makes an analysis of the credit risk associated with each lease before entering into a lease. The Company's credit analysis consists of evaluating the prospective lessee's available financial statements and trade and banking references, and working with the Company's lender to evaluate country and political risk, insurance coverage, liability and expropriation risk. The process for credit approval is a joint undertaking between the Company and the senior lender providing the debt financing for the lease. The Company obtains extensive financial information regarding the lessee. See "Cautionary Statements--Customer Credit Risks" and "--International Risks"

        Upon termination of a lease, the objective of the Company is to re-lease or sell the aircraft. The Company's leases generally require that the lessee notify the Company six to nine months prior to the termination of the lease as to whether the lessee intends to exercise any option to extend the lease. This allows the Company to commence its remarketing efforts well in advance of the termination of a lease. Since January 1, 1995, four of the Company's aircraft came off lease and were re-leased to new customers. One Boeing 737-200 ADVANCED went from Britannia Airways (United Kingdom) to New Zealand International Airlines Limited, a subsidiary of Air New Zealand Limited; one Boeing 737-200 ADVANCED went from New Zealand International Airlines Limited to TACA International Airlines (El Salvador) and subsequently to its sister company, Compania Panamena De Aviacion, S.A. ("COPA") (Panama); one Boeing 737-200 ADVANCED went from Air New Zealand Limited to COPA; and one Boeing 737-300 went from British Midland Airways to Shanghai Airlines. The Company has entered into an agreement with ILFC pursuant to which ILFC has agreed to assist the Company, if requested by the Company, in the remarketing of its aircraft for a fee to be negotiated for each transaction. See "Relationship With ILFC" below. If the Company is unable to re-lease or sell an aircraft on favorable terms, its business, financial condition and results of operations may be adversely affected.

CUSTOMERS

        At December 31, 1997, the Company's lessees included four domestic customers (Alaska Airlines, Inc., Delta Air Lines, Inc., ILFC, and Southwest Airlines Co.) and six foreign customers (Air Belgium, British Airways Ltd., COPA, New Zealand International Airlines Ltd., Shanghai Airlines and Air Transat). During the years ended December 31, 1995, 1996 and 1997, lease revenues from flight equipment generated from foreign customers accounted for approximately 82%, 52% and 61%, respectively, of total revenues.

        Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating all of its aircraft leasing in U.S. dollars. The Company requires, as a condition to any foreign transaction, that the lessee in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. dollars. Although the Company has attempted to minimize the foreign currency risk, to the extent that significant currency fluctuations result in materially higher rental costs to a foreign lessee, the foreign lessee may be unable or unwilling to make the required lease payments.

        The Company's revenues and income may be affected by, among other matters, political instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer.

        The following customers accounted for more than 10% of the Company's total revenues in one or more of the three years ended December 31, 1997: Alaska Airlines, Inc. (21% and 17% for the years ended December 31, 1996 and 1997, respectively), British Airways Ltd. (11% for the year ended December 31, 1997), British Midland Airways Limited (36%, and 23% for the years ended December 31, 1995 and 1996, respectively), Delta Air Lines, Inc. (11% for the year ended December 31, 1995), ILFC ( 16% and 10% for the years ended December 31, 1995 and 1996, respectively), New Zealand International Airlines Limited (26%, and 10% for the years ended December 31, 1995 and 1996 , respectively), Shanghai Airlines (13% for the year ended December 31, 1997) and Southwest Airlines Co. (15% and 13% for the years ended December 31, 1996 and 1997, respectively).

FINANCING/SOURCE OF FUNDS

        The Company purchases used aircraft and aircraft engines on lease to airlines directly from other leasing companies or from airlines for leasing back to the airline. The typical purchase requires both secured debt and an equity investment by the Company. The Company generally makes an equity investment of approximately 5% to 15% of the purchase price of aircraft and engines from internally generated and other cash and seller financing (primarily from ILFC). The balance of the purchase price is typically financed with the proceeds of secured borrowings from banks or other financial institutions (to date with the support of ILFC as the seller of the flight equipment). The Company maintains banking relationships primarily with five commercial banks providing long-term secured equipment financing to the Company at December 31, 1997 in an aggregate amount of $115.1 million. ILFC has provided certain guarantees and other financial support with respect to the Company's borrowings which have allowed the Company to finance its aircraft at more favorable leverage rates than the Company could have obtained without ILFC's support. See Notes 5 and 6 to Consolidated Financial Statements.

        At December 31, 1997, $141.9 million (or 91.7%) of the Company's borrowings to finance aircraft purchases were on a non-recourse basis. Non-recourse loans are structured as loans to special purpose subsidiaries of the Company which only own the assets which secure the loan. The Company, other than the relevant special purpose subsidiary, is not liable for the repayment of the non-recourse loan unless the Company breaches certain limited representations and warranties under the applicable loan documentation. The lender assumes the credit risk of each lease, and its only recourse upon a default under the lease is against the lessee, the leased equipment and the special purpose subsidiary of the Company. Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the terms of the lease, any guarantees and the amount of the loan. The remaining $12.8 million of the Company's borrowings are on a recourse basis. ILFC has agreed to indemnify the Company for any payments under this recourse loan not funded by lease or sale payments.

        The terms of all of the Company's current borrowings end within 30 to 60 days after the minimum noncancelable period under the related lease, after which the Company will be required to renegotiate the loan or obtain other financing in connection with the re-lease of the aircraft. See "Cautionary Statements--Dependence Upon Availability of Financing."

        Notes payable due within one year totaled $19.2 million at December 31, 1997, of which $10.8 million represents balloon payments and $8.4 million represents installment payments. The Company plans to repay $.9 million of balloon payments in 1998. Of the remaining balloon payments, $3.7 million relates to a lease which expires in March 1998, $4.1 million relates to a lease which was extended to June 1999 and $2.1 million due June 1998 payable to Great Lakes Holdings, a company owned by the Chief Executive Officer and the President of the Company ("Great Lakes"), relates to leases which expire subsequent to December 31, 1998. The Company plans to refinance the balloon payments in connection with the re-leasing of the aircraft in March 1998 and the aircraft re-leased to June 1999 and the notes with Great Lakes due in June 1998. During 1997, the Company refinanced $40.4 million of balloon payments.

        At December 31, 1997, the Company's borrowings had interest rates ranging from 6.0% to 8.1% per annum, with a weighted average interest rate of 7.29% per annum. At December 31, 1997, approximately 9.4% of the Company's borrowings accrued interest on a floating rate basis.

        The Company has previously provided for all of its financing needs through internally generated funds and borrowings. There is no assurance that such sources will provide the Company with additional capital resources. The Company's future growth is dependent upon raising additional capital. See "Cautionary Statements--Dependence Upon Availability of Financing."

RELATIONSHIP WITH ILFC

        ILFC was an initial investor in the Company, and owns approximately 1.5% of the Company's Common Stock. Eight of the Company's ten present aircraft were acquired from ILFC and ILFC has provided certain guarantees and other financial support with respect to the Company's borrowings. See "Financing/Source of Funds" above. ILFC has also paid various fees to the Company for consulting and remarketing services. The Company has entered into an agreement with ILFC pursuant to which ILFC has agreed to assist the Company in the remarketing of its aircraft if requested by the Company. See "Aircraft Leasing" above, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," and Note 6 to Consolidated Financial Statements. ILFC is a wholly owned subsidiary of American International Group, Inc. and is a major owner-lessor of commercial jet aircraft.

COMPETITION

        The aircraft leasing industry is highly competitive, depending in part upon the type of leased aircraft and prospective lessees. Competition is primarily based upon the availability of the aircraft required by the customer and the lease rate. The Company believes that only a few comparably sized companies focus primarily on the same segment of the aircraft leasing market as the Company. In addition, a number of aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies (including ILFC), financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with the Company, although their primary focus is not on the same market segment on which the Company focuses. Many of these periodic competitors have significantly greater financial resources than the Company. The Company's competitors may lease aircraft at lower rates than the Company and provide benefits, such as direct maintenance, crews, support services and trade-in privileges, which the Company does not intend to provide. The Company believes that it is able to compete in the leasing of used jet aircraft due to its experience in the industry and its reputation and expertise in acquiring and leasing aircraft. See "Cautionary Statements--Risk Factors."

GOVERNMENT REGULATION

        The Federal Aviation Administration ("the FAA"), the Department of Transportation and the Department of State exercise regulatory authority over the air transportation industry in the United States. Most other countries have similar regulatory agencies. The FAA has regulatory jurisdiction over registration and flight operations of aircraft operating in the United States, including equipment use, ground facilities, maintenance, communications and other matters.

        The FAA regulates the repair and operation of all aircraft operated in the United States. Its regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in most other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if their airworthiness is in question.

        The Department of State and the Department of Transportation, in general, have jurisdiction over economic regulation of air transportation, but since the Company does not operate its aircraft for public transportation of passengers and property, it is not directly subject to their regulatory jurisdiction.

        To export aircraft from the U.S. to a foreign destination, the Company is required to obtain an export license from the United States Department of Commerce. To date, the Company has not experienced any difficulty in obtaining required certificates, licenses and approvals either from the FAA, the Department of Commerce or any other regulatory agency or their foreign counterparts.

        Member countries of the United Nations are signatories to the International Civil Aviation Organization (the "ICAO"). Each signatory has agreed to comply with airworthiness directives of the country of manufacture of the aircraft. The Company will not lease its aircraft to any carrier domiciled in a country which is not a member of ICAO. The Company also requires its lessees to comply with the most restrictive standards of either the FAA or its foreign equivalent. In some instances, the Company may have to share in the cost of complying with regulatory airworthiness directives. For older aircraft, a special group of airworthiness directives require extensive inspections and repairs to bring such aircraft into compliance, which are required to be paid by the lessee.

        The FAA and the civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. In most instances, older non-complying aircraft may be brought into compliance by modifying the engines. One of the Company's aircraft had noise compliance work performed at a cost of $2.45 million (all of which was paid by the Company and the lease rate on the aircraft was increased) and three of the Company's aircraft will require this work to be performed over the next three years unless the aircraft is leased to a lessee in an area that does not require the modifications. Currently, these modifications range in cost from $1.7 million to $2.5 million per aircraft. In some instances, it is necessary to perform noise compliance work to lease the aircraft into a new jurisdiction. For example, Western Europe and the United States have non-addition rules which state that an aircraft which does not meet specified noise compliance regulations cannot be brought into the region and operated by an airline licensed by one of these governments. A non-complying aircraft can only be leased or sold into a market that does not require compliance with the stricter standards. See "Cautionary Statements--Aircraft Noise Compliance."

INSURANCE

        The Company requires its lessees to carry those types of insurance which are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. The Company is named as an additional insured on liability policies carried by the lessees. All policies contain a breach of warranty endorsement so that the interests of the Company are not prejudiced by any act or omission of the operator-lessee.

        Insurance premiums are prepaid by the lessee on a periodic basis, with payment acknowledged to the Company through an independent insurance broker. The territorial coverage is, in each case, suitable for its lessee's area of operations and the policies contain, among other provisions, a "no co-insurance" clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to the Company. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against the Company.

        The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis acceptable to the Company, which usually exceeds the book value of the aircraft. Aircraft hull policies contain standard clauses covering aircraft engines with deductibles required to be paid by the lessee. Furthermore, the aircraft hull policies contain full war risk endorsements, including, but not limited to, confiscation, seizure, hijacking and similar forms of retention or terrorist acts, subject to certain specified exclusions. All losses under such policies are payable in U.S. Dollars.

        The comprehensive liability insurance policies include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations with minimal deductibles. Such policies generally have combined comprehensive single liability limits of not less than $200 million and require all losses to be paid in U.S. Dollars.

        Insurance policies are generally placed or reinsured in the Lloyds of London or U.S. markets. The insurance carrier under the insurance policies must be approved by the Company.

EMPLOYEES

        As of December 31, 1997, the Company had six employees. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are good.

CAUTIONARY STATEMENTS

        This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. The cautionary statements made in this Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

Ownership Risks

        The Company leases its portfolio of aircraft under operating leases rather than finance leases. Under an operating lease, the Company retains title to the aircraft and assumes the risk of not recovering its entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require the Company to re-lease or sell aircraft in its portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover its original investment in the aircraft. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are the demand for various types of aircraft, general market and economic conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft), changes in the supply or cost of aircraft and technological developments. In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, there can be no assurance that the Company's estimated residual value for aircraft will be realized. If the Company is unable to re-lease or resell aircraft on favorable terms, its business, financial condition and results of operations would be adversely affected.

Industry Risks

        The Company is in the business of providing leases of commercial jet aircraft to international and domestic airlines. Consequently, the Company is affected by downturns in the air transportation industry in general. Substantial increases in fuel costs or interest rates, increasing fare competition, slower growth in air traffic, the number and quality of aircraft available, or any significant downturn in the general economy could adversely affect the air transportation industry and may therefore negatively impact the Company's business, financial condition and results of operations. In recent years, a number of commercial airlines have experienced financial difficulties, in some cases resulting in bankruptcy proceedings. While the Company believes that its lease terms protect its aircraft and the Company's investment in such aircraft, there can be no assurance that the financial difficulties experienced by a number of airlines will not have an adverse effect on the Company's business, financial condition and results of operations.

Limited Number of Aircraft and Lessees

        The Company currently owns and leases ten aircraft to ten lessees. The loss of any one aircraft or the financial difficulty of or lease default by any one lessee could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance Upon ILFC

        Eight of the Company's current ten aircraft and leases were acquired from ILFC. See "Relationship With ILFC". In connection with all of the Company's aircraft, ILFC has provided guarantees or other financial support which have allowed the Company to finance the aircraft at more favorable leverage than the Company could have obtained without the guarantees and financial support of ILFC. In addition, ILFC has provided a portion of the consulting fees reported by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that the Company will be able to continue to acquire from ILFC or from other entities aircraft and leases of the type and on terms as favorable as or better than the aircraft and leases acquired from ILFC. If aircraft and leases are acquired from ILFC or others, there can be no assurance that guarantees or financial support will be given by the seller or whether the Company will be able to receive as favorable leverage and interest rates from its lenders. If the Company is unable to acquire aircraft and leases and to finance the acquired aircraft at competitive rates, the Company's business, financial condition and results of operations could be adversely affected. See "Relationship With ILFC," and Note 6 to Consolidated Financial Statements.

Customer Credit Risks

        Certain of the Company's existing and prospective customers are smaller domestic and foreign passenger airlines which, together with major passenger airlines, may suffer from the factors which have historically affected the airline industry. See "Industry Risks" above. A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. A number of airlines have experienced financial difficulties, and certain airlines have filed for bankruptcy and a number of such airlines have ceased operations. In most cases where a debtor seeks protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), creditors are stayed automatically from enforcing their rights. In the case of United States certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft. Specifically, the airline has 60 days from the date the lessor makes its claim to agree to perform its obligations and to cure any defaults before the lessor may repossess the aircraft. The scope of Section 1110 has been the subject of significant litigation and there can be no assurance that the provisions of Section 1110 will protect the Company's investment in an aircraft in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

International Risks

        Leases to foreign customers may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating all of its aircraft lease transactions in U.S. Dollars. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. Political instability abroad and changes in international policy also present risks associated with expropriation of the Company's leased aircraft. Although the Company has experienced no problems to date with its foreign lessees, there can be no assurance that the Company will not experience problems in collecting accounts due under leases to foreign customers or reacquiring aircraft from such customers in the future. International collection problems and problems in recovering aircraft could have a material adverse effect on the Company's business, financial condition and results of operations.

        Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating all of its aircraft leasing in U.S. Dollars. The Company requires, as a condition to any foreign transaction, that the lessee in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. Dollars. Although the Company has attempted to minimize the foreign currency risk, to the extent that significant currency fluctuations result in materially higher rental costs to a foreign lessee, the foreign lessee may be unable or unwilling to make the required lease payments.

        The Company's revenues and income may be affected by, among other matters, political instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer.

        The Company's aircraft can be subject to certain foreign taxes and airport fees. Unexpected liens on an aircraft could be imposed in favor of a foreign entity, such as Eurocontrol or the airports of the United Kingdom.

Aircraft Noise Compliance

        The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phaseout of Stage 2 aircraft (defined as aircraft that comply with the Stage 2 noise levels prescribed in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. The Federal Aviation Administration ("FAA") regulations which implement the ANCA require carriers to modify or reduce the number of Stage 2 aircraft operated by 50% by the end of 1996, 75% by the end of 1998 and 100% by the end of 1999. Alternatively, a carrier could satisfy these compliance requirements by phasing in aircraft meeting the stricter Stage 3 requirements (set forth in Part 36 of the Federal Aviation Regulations) so that it has at least 75% Stage 3 aircraft by the end of 1998 and 100% of Stage 3 aircraft by the end of 1999.

        Similar rules exist in other countries, including the countries in Western Europe, Australia, New Zealand and Japan, which either require compliance with regulations substantially identical to Stage 3 or which forbid the operation of additional non Stage 3 aircraft by carriers based in such jurisdictions, which has the effect of limiting the Company's ability to place aircraft on lease in such jurisdictions unless they have been modified to meet Stage 3 requirements.

        Seven of the Company's aircraft currently meet Stage 3 requirements. Two of the Company's remaining three aircraft are currently leased in areas not imposing Stage 3 requirements. The Company may be required to modify one or more of its aircraft to meet Stage 3 requirements, which currently could cost in the range of $1.7 million to $2.5 million per aircraft. See "Government Regulation." The Company has no assurance that it will be able to obtain financing for any such modifications. See "Dependence Upon Availability of Financing" below.

        The ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. As the result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during night time hours, restrictions on frequency of aircraft operations and various operational procedures for noise abatement.

        The imposition of and the cost of compliance by the Company with statutory and regulatory requirements concerning noise restriction and abatement could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Availability of Financing

        The operating lease business is a capital intensive business. The Company's typical operating lease transaction requires a cash investment by the Company of approximately 5% to 15% of the aircraft purchase price, commonly known as an "equity investment." The Company's equity investments have historically been financed from internally generated funds and other cash and seller financing (primarily from ILFC), and in the future will include a substantial portion of the net proceeds of its recent initial public offering. The balance of the purchase price of an aircraft is typically financed with the proceeds of non-recourse, secured borrowings from banks or other financial institutions (to date with the support of ILFC as the seller of the flight equipment). Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in part, on the availability of debt and equity capital. In addition, the terms of the Company's loans generally require a substantial balloon payment at the end of the noncancelable portion of the lease of the related aircraft, at which time the Company will be required to re-lease the aircraft and renegotiate the loan with its lender or obtain other financing. Refinancing the balloon amount of the loan is dependent upon the Company re-leasing the related aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new leases to its lease portfolio, renew leases, release an aircraft, repair or recondition an aircraft if required or retain ownership of an aircraft on which financing has expired would be limited, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's financing arrangements to date have been dependent in part upon ILFC. See "Reliance Upon ILFC" above and "Relationship With ILFC," and Note 6 to Consolidated Financial Statements.

Interest Rate Risk

        The Company's leases are generally structured at fixed rental rates for specified terms. See "Lease Portfolio" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." There can be no assurance that the Company will be able to finance or refinance its borrowings at fixed rates which result in acceptable interest rate spreads to the applicable leases, or at fixed rates at all. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its loans. There can be no assurance that the Company's business, financial condition and operating results will not be adversely affected during any period of increases in interest rates.

Substantial Competition

        The aircraft leasing industry is highly competitive, depending in part upon the type of leased aircraft and prospective lessees. The Company believes that only a few comparably sized companies on a worldwide basis focus primarily on the same segment of the aircraft leasing market as the Company. In addition, a number of aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies (including ILFC), financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with the Company, although their primary focus is not on the market segment on which the Company focuses. Many of these periodic competitors have significantly greater financial resources than the Company. The Company's competitors may lease aircraft at lower rates than the Company and provide benefits, such as direct maintenance, crews, support services and trade-in privileges, which the Company does not intend to provide. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

Stock Ownership Affecting Aircraft Registration

        The Company intends to maintain United States registration of some of the aircraft which it owns. Aircraft may not be registered in the United States unless the registered owner is a citizen of the United States or other permissible persons under the Federal Aviation Act. If a corporation is the registered owner of an aircraft, the corporation must be organized under the laws of the United States or any State, and the president and two-thirds or more of the board of directors and at least 75% of the voting interest of the corporation must be controlled by persons who are citizens of the United States. Non-U.S. citizens may hold stock in a U.S. corporation through an appropriate voting trust. Any successful challenge to registration of an aircraft by the FAA may result in substantial penalties, including the forced sale of the aircraft, the potential for uninsured casualties to the aircraft, the loss of the benefits of the central recording system under federal law (thereby leaving the aircraft exposed to liens or other interests not of record with the FAA), and a breach by the Company of any leases or financing agreements with respect to the aircraft.

Uncertainty Regarding Limits on Liability of Lessors

        Section 44112 of Title 49 of the United States Code provides that a lessor of aircraft generally will not be liable for any personal injury or death, or damage to or loss of property, provided that such lessor is not in actual possession or control of the aircraft at the time of such injury, death or damage. Under certain circumstances, however, courts have interpreted Section 44112 narrowly, limiting its protection to certain aircraft lessors and have held that state common law remedies may apply, notwithstanding the limitations on liability under Section 44112. Under common law, the owner of an aircraft may be held liable for injuries or damage to passengers or property, and such damage awards can be substantial. Because there is little case law interpreting Section 44112, there can be no assurance that the provisions of Section 44112 would fully protect the Company from all liabilities in connection with any injury, death, damage or loss that may be caused by any aircraft it owns. For example, Section 44112 may not preempt state law with respect to liability for third party injuries arising from a lessor's or owner's own negligence. It is anticipated that each lessee under the terms of each lease to be entered into by the Company will be obligated to indemnify the Company for, or insure the Company against, virtually all claims by third parties; however, in the event that Section 44112 were not applicable, no assurance can be given that the lessees could fulfill their indemnity obligations under any such leases or that any insurance obtained will be sufficient.

Requirements and Costs Associated With the Maintenance and Operation of Aircraft

        The maintenance and operation of aircraft are strictly regulated by the FAA and foreign aviation authorities which oversee such matters as aircraft certification, inspection, maintenance, certification of personnel, and record-keeping. The cost of complying with such requirements are significant. The Company will seek to lease its aircraft to lessees that agree to bear all or a significant portion of the costs of complying with governmental regulations. All of the Company's current leases require the lessee to bear all of the costs of complying with governmental regulations. However, in the event a lessee fails to maintain aircraft in accordance with the terms of a lease or a lease terminates shortly before a major required overhaul, the Company may be required to spend substantial sums to repair or recondition the aircraft and may be required to borrow funds for the purpose. See "Customer Credit Risks" above. The FAA issued several Airworthiness Directives ("ADs") in 1990 mandating changes to the maintenance program for older aircraft. These ADs were issued to ensure that the oldest portion of the nation's transport aircraft fleet remains airworthy. The FAA is requiring that these aircraft undergo extensive structural modifications. These modifications are required upon accumulation of 20 years' time in service or prior to the accumulation of a designated number of flight-cycles, whichever occurs later. Future regulatory changes may also increase the cost of operating or maintaining the aircraft and may adversely affect the residual value of the aircraft. The failure of a lessee to comply with lease maintenance and operation obligations or the imposition of governmental requirements involving substantial compliance costs could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Changes in Tax Laws or Accounting Principles

        The Company's leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company's lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. Any change to current tax laws or accounting principles that make operating lease financing less attractive would adversely affect the Company's business, financial condition and results of operations.

Dependence on Key Management

        The Company's business operations are dependent in part upon the expertise of certain key employees. Loss of the services of such employees, particularly William E. Lindsey and Michael P. Grella, would have a material adverse effect on the Company's business, financial condition and results of operations.

Quarterly Fluctuations in Operating Results

        The Company has experienced fluctuations in its quarterly operating results and anticipates that these fluctuations may continue. Such fluctuations may be due to a number of factors, including the timing of purchases or sales of aircraft, the timing and extent of consulting and remarketing fees, unanticipated early lease terminations, termination of a lease and the subsequent re-lease at a different lease rate or a default by a lessee. Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that results for any one quarter should not be relied upon as an indication of future performance. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's Common Stock.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

        The Company's management reviews opportunities to acquire suitable jet aircraft that meet the Company's portfolio strategy based on market demand and customer airline requirements, as well as the Company's portfolio mix and planning strategies. Before committing to purchase an aircraft, the Company takes into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines and anticipated obsolescence. As a result, certain types and vintages of aircraft do not meet the profile for inclusion in the Company's portfolio of aircraft owned and used in its leasing operations. At December 31, 1997, the average age of the Company's flight equipment was 12.8 years. As of December 31, 1997, the Company's portfolio contained seven aircraft that were Stage 3. See "Item 1. Business--Cautionary Statements--Aircraft Noise Compliance."

        The following table shows the scheduled lease terminations (for the minimum noncancellable period) by aircraft type for the Company's lease portfolio at December 31, 1997:


AIRCRAFT TYPE     1998        1999        2000        2001        2002        2003        TOTAL
------------     ------      ------      ------      ------      ------      ------      ------
727-200 ...           1          --          --          --          --          --           1
737-200 ...           1           2          --          --          --          --           3
737-300 ...          --          --           2          --           1          --           3
737-400 ...          --          --          --           1          --          --           1
757-200 ...          --          --          --          --          --           1           1
MD-82 .....           1          --          --          --          --          --           1
                 ------      ------      ------      ------      ------      ------      ------
      Total           3           2           2           1           1           1          10
                 ======      ======      ======      ======      ======      ======      ======


FACILITIES

        The Company's principal offices are located at 3655 Torrance Boulevard, Suite 410, Torrance, California. The Company occupies space in Torrance under a lease that covers approximately 1,845 square feet of office space and expires on February 1, 1999. The Company believes that its current facilities are adequate for its needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed. See Note 8 to Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS.

        The Company is not currently involved in any litigation.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.


        None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

        The Company's common stock is listed on the National Association of Securities Dealers Automated Quotation National Market (Nasdaq National Market) under the trading symbol "IAIS." The Company's stock began trading on November 5, 1997 after the Company completed an initial public offering of 2.6 million shares at $10 per share. The high and low sale prices, as reported by The Nasdaq Stock Market, Inc., for the period November 5, 1997 to December 31, 1997 were $10 15/16 and $9 per share, respectively.

        On March 16, 1998, the number of holders of record of the Company's common stock was 82.

        The Company has not paid any cash dividends on its capital stock. The payment of cash dividends in the future will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant. The Company intends to retain all available funds for use in its business. Accordingly, the Company does not anticipate declaring or paying any dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following selected consolidated financial and operating data should be read in conjunction with the accompanying Consolidated Financial Statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.



                                                                AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                    1993          1994          1995          1996          1997
                                                  --------      --------      --------      --------      --------
Statement of Income Data
  Revenues:
    Rental of flight equipment .............      $  6,098      $  8,108      $  7,765      $ 12,681      $ 15,433
    Consulting fees ........................           742           213           491           461           212
    Gain on sale of aircraft equipment .....          --            --            --             141          --
    Interest income ........................             7            68           118           169           483
                                                  --------      --------      --------      --------      --------
        Total revenues .....................         6,847         8,389         8,374        13,452        16,128
  Expenses .................................         4,754         7,261         7,656        12,380        15,028
  Equity in earnings of affiliates .........          --            --             183          --            --
                                                  --------      --------      --------      --------      --------
  Income before income taxes ...............         2,093         1,128           901         1,072         1,100
  Income tax expense .......................            45            59            30            37           433
                                                  --------      --------      --------      --------      --------
  Net income ...............................      $  2,048      $  1,069      $    871      $  1,035      $    667
                                                  ========      ========      ========      ========      ========
  Basic earnings per share (1) .............      $  42.67      $  22.27      $  17.88      $  14.79      $    .88
  Weighted average number of common
      shares outstanding ...................            48            48            49            70           754
  Diluted earnings per share(1) ............      $   1.16      $    .59      $    .48      $    .56      $    .30
  Weighted average number of common
      shares outstanding-assuming dilution .         1,772         1,826         1,826         1,837         2,207

BALANCE SHEET DATA
  Flight equipment under operating lease ...      $ 56,346      $ 56,162      $ 95,450      $ 89,885      $172,506
  Total assets .............................        57,036        57,131        96,779        92,620       204,552
  Debt financing ...........................        52,873        51,688        87,825        82,710       154,720
  Shareholders' equity .....................         2,008         3,078         4,048         5,084        33,095
OTHER DATA
  Aircraft equipment owned at period end (2)             5             5             8             7            10

----------

(1) The earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of SFAS No. 128, see Note 1 to Consolidated Financial Statements.

(2) Aircraft equipment owned at end of period includes one auxiliary power unit which was purchased in 1995 and sold for a gain of $141,000 in December 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. (DOLLARS IN THOUSANDS)

        The Company is primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. The Company leases aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs and the Company retains the potential benefit or risk of the residual value of the aircraft, as distinct from finance leases where the full cost of the aircraft is generally recovered over the term of the lease.

        Rental amounts are accrued evenly over the lease term and are recognized as revenue from the rental of flight equipment. The Company's flight equipment is recorded on the balance sheet at cost and is depreciated on a straight-line basis over the estimated useful life to the Company's estimated salvage value. Revenue, depreciation expense and resultant profit for operating leases are recorded evenly over the life of the lease. Initial direct costs related to the origination of leases are capitalized and amortized over the lease terms.

RESULTS OF OPERATIONS

Years Ended December 31, 1995, 1996 and 1997

        Revenues from rental of flight equipment increased by 63% to $12,681 in 1996 from $7,765 in 1995 principally due to the full year's effect of the acquisition in 1995 of two aircraft and their related leases. The increase of 22% to $15,433 in 1997 from $12,681 was primarily a result of the acquisition in 1997 of three aircraft under lease and the re-lease of flight equipment at a higher lease rate.

        In 1995, consulting revenues totaled $491, including $144 paid by Great Lakes and $347 paid by ILFC. In 1996, consulting revenues totaled $461, including $144 paid by Great Lakes, $78 paid by ILFC and $239 paid by unrelated parties. In 1997, consulting revenues totaled $212, including $12 from Great Lakes, $25 from ILFC and $175 from unrelated parties. The decrease in consulting fees of $249 in 1997 was partly the result of the termination in January 1997 of an arrangement with Great Lakes. No further consulting fees are expected to be received from Great Lakes.

        In 1996, the Company realized a gain on sale of aircraft equipment of $141 for the sale of an auxiliary power unit previously on lease. The Company did not realize any gains on the sale of aircraft equipment in 1995 or 1997.

        Interest income increased from $118 in 1995 to $169 in 1996 principally as a result of interest earned on receivables from ILFC relating to an aircraft acquired from ILFC in 1995. The increase in interest income of $314 to $483 in 1997 was primarily due to interest on maintenance reserves related to three aircraft acquired in 1997 and cash received from the sale of 2,680,000 shares of common stock in an initial public offering and the exercise of stock options to acquire 488,501 shares of common stock. The Company intends to use the proceeds from the public offering primarily for additional investment in aircraft.

        Expenses as a percent of total revenues were 91.4%, 92.0% and 93.2% in 1995, 1996 and 1997, respectively. Interest expense increased from $3,776 in 1995 to $6,277 in 1996 and $7,480 in 1997. The increase from 1995 to 1996 was principally the result of $39,288 of additional debt to acquire two aircraft in 1995. The increase in 1997 resulted from $80,462 of additional debt to acquire three aircraft in 1997. Depreciation expense increased from $3,354 in 1995 to $5,550 in 1996 and $6,550 in 1997. The increase from 1995 to 1996 principally resulted from the full year's effect of the acquisition of two aircraft in 1995. The increase in 1997 from 1996 resulted from the acquisition of three aircraft in 1997. General and administrative expenses were $526, $553 and $747 in 1995, 1996 and 1997, respectively. The increase from 1995 to 1996 was due mainly to travel and marketing expenses. The increase from 1996 to 1997 was primarily the result of the addition of two employees.

        As a result of the completion of the Company's initial public offering in November 1997, the Company expects increased general and administrative expenses as a result of additional requirements imposed due to maintaining the Company's status as a public company and additional compensation as a result of new employment agreements with the Company's Chief Executive Officer and President.

        In 1997, the Company incurred $250 of non-cash compensation expense related to the vesting of options. The Company expects to incur $250 of non-cash compensation expense related to the vesting of these options in each of 1998, 1999 and 2000. See Note 9 to Consolidated Financial Statements.

        Equity in earnings of affiliates in 1995 consisted of the Company's share of income of $66 of International Engine Investors ("IEI"), a company formed exclusively for the acquisition of one engine, and the Company's share of the gain of $118 on the sale of the aircraft engine which constituted the sole asset of IEI. See Note 3 to Consolidated Financial Statements. IEI was liquidated in November 1995.

        The Company recognized income tax expense of $30, $37 and $433, representing effective income tax rates of 3%, 3% and 40%, during 1995, 1996 and 1997, respectively. The difference between the effective rates and the federal statutory rate in 1995 and 1996 was primarily due to the recognition of deferred tax assets. The increase in income tax expense in 1997 represents a non-cash provision for deferred income taxes at an effective rate of 40%. The Company paid no federal income taxes in 1995, 1996 and 1997 due to substantial operating loss carryforwards primarily resulting from accelerated tax depreciation. See
Note 4 to Consolidated Financial Statements.

        Net income increased from $871 in 1995 to $1,035 in 1996 and decreased to $667 in 1997 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal external sources of funds have been term loans from banks and seller financing secured by aircraft. As a result, a substantial amount of the Company's cash flow from rental of flight equipment is applied to principal and interest payments on secured debt. The terms of the Company's loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related aircraft, at which time the Company will be required to re-lease the aircraft and renegotiate the balloon amount of the loan or obtain other financing. Refinancing of the balloon amount is dependent upon the Company re-leasing the related aircraft. Accordingly, the Company begins lease remarketing efforts well in advance of the lease termination. See "Item 1. Business -- Financing/Source of Funds." The principal use of cash is for financing the acquisition of the Company's aircraft portfolio, which are financed by loans secured by the applicable aircraft. The Company does not currently maintain a line of credit.

        At December 31, 1996 and 1997, the Company had cash and cash equivalents of $1,174 and $23,838, respectively.

        Net cash provided by operating activities increased from $3,939 in 1995 to $6,796 in 1996 and to $12,775 in 1997. The increase in 1996 was principally the result of a full year's effect of the cash flow from the acquisition in 1995 of two aircraft and their related leases. The increase in 1997 was primarily the result of the acquisition of three aircraft and their related leases.

        In 1995, net cash used in investing activities was $40,967, substantially all of which was used to purchase aircraft. In 1996, $156 was provided by investing activities as a result of the sale of aircraft equipment for $355, offset by flight equipment purchases of $199. In 1997, net cash used in investing activities was $89,171, primarily used to purchase three aircraft.

        In 1995, net cash provided by financing activities was $36,755, including the proceeds of borrowings of $39,805 offset by repayments of notes of $3,150. In 1996, net cash used in financing activities was $5,812, consisting of repayments of notes and other payables of $6,544 offset by the proceeds of additional borrowings of $732. In 1997, net cash provided by financing activities was $99,059 including the proceeds of borrowings of $80,463 offset by repayments of notes of $7,768, as well as $26,365 from both the issuance of 2,680,000 shares in the Company's initial public offering and the issuance of 488,501 shares upon the exercise of stock options.

        Cash and cash equivalents vary from year to year principally as a result of the timing of the purchase and sale of aircraft.

        The Company uses interest swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt and does not use them for trading purposes. Premiums paid for purchased interest rate swaps agreements are amortized to interest expense over the terms of the swap agreements.

        Notes payable due within one year totaled $19,179 at December 31, 1997, of which $10,818 represents balloon payments and $8,361 represents installment payments. The Company plans to repay $885 of balloon payments in 1998. Of the remaining balloon payments, $3,731 relates to a lease which expires in March 1998, $4,143 relates to a lease which was extended to June 1999 and $2,059 due June 1998 payable to Great Lakes which relates to leases which expire subsequent to 1998. The Company plans to refinance the balloon payments in connection with the re-leasing of the aircraft in March 1998 and the aircraft re-leased to June 1999 and the notes with Great Lakes due in June 1998. During 1997, the Company refinanced $40,411 of balloon payments.

        The Company's ability to execute successfully its business strategy and to sustain its operations is dependent, in part, on its ability to obtain financing and to raise equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new aircraft to its lease portfolio, renew leases, re-lease an aircraft, repair or recondition an aircraft if required, or retain ownership of an aircraft on which financing has expired would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's financing arrangements to date have been dependent in part upon ILFC. See "Item 1. Business--Cautionary Statements--Reliance Upon ILFC" and "--Dependence Upon Availability of Financing."

NEW ACCOUNTING STANDARDS

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. Accordingly, the Company plans to implement these two standards during 1998.

IMPACT OF YEAR 2000 ISSUE

        The Year 2000 issue results from computer programs written using two digits to identify the year in the date field. These computer programs were designed and developed without consideration of the impact of the upcoming change in the century. If not corrected, these programs could create erroneous information by or at the year 2000.

        The Company has performed a review and assessment of its internal computer system to determine the effect of the Year 2000 issue. Based on the results of this review, the Company believes that the internal effects of the Year 2000 issue will not materially affect future financial results or financial condition of the Company and the related cost for compliance will be insignificant.

        The Company has also initiated formal communications with lessees, manufacturers of its aircraft and business partners to determine the extent to which the Company and its aircraft are vulnerable to those third parties' failure to address their own Year 2000 issues. The Company has not yet completed its review of responses from lessees, manufacturers of its aircraft and business partners. As a result, the Company can not determine at this time the extent, if any, the Company may be exposed to financial risk from the inability of the Company's lessees, manufacturers of its aircraft and business partners to remediate their own Year 2000 issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        During the two fiscal periods prior to the date of the Company's most recent financial statements, the Company has not reported a change in accountants nor have their been any disagreements reported on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III


  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The section entitled "Election of Directors" in the Proxy Statement is incorporated herein by reference.


  ITEM 11. EXECUTIVE COMPENSATION.

          The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The section entitled "Beneficial Ownership of Shares" in the Proxy Statement is incorporated herein by reference.


  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The section entitled "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  FINANCIAL STATEMENTS:

                  See Index to Consolidated Financial Statements on page 21 of this report.

  FINANCIAL STATEMENT SCHEDULES:


               None.

  EXHIBITS:


      NUMBER                       DESCRIPTION
      ------                       -----------
        3.1     Amended and Restated Articles of Incorporation of the Company.
                Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended
                September 30, 1997, and incorporated herein by reference

        3.2 Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

        4.1     Specimen of Common Stock certificate. Filed as Exhibit 4.1 to
                Registration Statement No. 333- 19875, and incorporated herein by reference

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

      NUMBER                       DESCRIPTION
      ------                       -----------
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

        4.11    Senior Term Loan Agreement, dated December 10, 1997, between IAI
                V, Inc. and City National Bank. Filed as Exhibit 4.11 to Form
                10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

        4.12    Senior Term Loan Agreement, dated December 10, 1997, between IAI
                V, Inc. and International Lease Finance Corporation.. Filed as
                Exhibit 4.12 to Form 10-Q for the quarterly period ended
                September 30, 1997, and incorporated herein by reference

        4.13 The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

        *10.1   Employment Agreement with William E. Lindsey. Filed as Exhibit
                10.1 to Form 10-Q for the quarterly period ended September 30, 1997, and is incorporated herein by reference

        *10.2   Employment Agreement with Michael P. Grella. Filed as Exhibit
                10.2 to Form 10-Q for the quarterly period ended September 30, 1997, and is incorporated herein by reference

        *10.3   1997 Stock Option and Award Plan. Filed as Exhibit 6 to
                Registration Statement No. 333- 46411, and incorporated herein by reference

        *10.4   1997 Eligible Director Stock Option Plan. Filed as Exhibit 6 to
                Registration Statement No. 333-46413, and incorporated herein by reference

        *10.5   Form of Indemnity Agreement. Filed as Exhibit 10.3 to
                Registration Statement No. 333-19875, and incorporated herein by reference

         10.6   Letter Agreement, dated November 6, 1996 between the Company and
                ILFC. Filed as Exhibit 10.4 to Registration Statement No.
                333-19875, and incorporated herein by reference

      NUMBER                       DESCRIPTION
      ------                       -----------
        10.7    Letter Agreement, dated January 14, 1997, between the Company and ILFC. Filed as Exhibit 10.5 to Registration Statement No.
                333-19875, and incorporated herein by reference

        23.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants

        27.1    Financial Data Schedule for the year ended December 31, 1997

        27.2    Financial Data Schedule for the year ended December 31, 1996

        27.3    Financial Data Schedule for the year ended December 31, 1995

----------

  *  Management contracts.

  REPORTS ON FORM 8-K:

  During the quarter ended December 31, 1997, the Company did not file any reports on Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                   PAGE
                                                                                                   ----
  Independent Auditors' Report..................................................................    23
  Consolidated Balance Sheets as of December 31, 1997 and 1996..................................    24
  Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995........    25
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995,
    1996 and 1997...............................................................................    26
  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995....    27
  Notes to Consolidated Financial Statements....................................................    28

                          INDEPENDENT AUDITORS' REPORT

  The Board of Directors
  International Aircraft Investors:

  We have audited the accompanying consolidated balance sheets of International Aircraft Investors and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Aircraft Investors and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP


  Los Angeles, California
       January 16, 1998

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                                      December 31,
                                                                           ---------------------------------
                                                                                1997               1996
                                                                           -------------       -------------
Cash and cash equivalents ...........................................      $  23,838,306       $   1,174,369
Flight equipment, at cost, net ......................................        172,506,257          89,884,974
Deferred fees .......................................................            628,103             268,776
Cash, restricted ....................................................          6,976,974             210,827
Other assets ........................................................            602,486           1,080,641
                                                                           -------------       -------------
                                                                           $ 204,552,126       $  92,619,587
                                                                           =============       =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other accrued expenses .........................      $   1,343,677       $     827,693
Notes payable .......................................................        154,719,546          82,710,293
Lease deposits ......................................................          3,624,000             835,000
Maintenance reserves ................................................          7,612,113             468,060
Deferred rent .......................................................          3,334,000           2,295,000
Deferred taxes, net .................................................            823,800             400,000
                                                                           -------------       -------------
                                                                             171,457,136          87,536,046
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, $.01 par value.  Authorized 15,000,000 shares; issued and outstanding 4,941,000 shares
     at December 31, 1996; liquidation value of $1 per share ........               --                49,410
  Preferred stock, $.01 par value.  Authorized 15,000,000
     shares; none issued and outstanding ............................               --                  --
  Common stock, $.01 par value. Authorized 20,000,000 shares;
     issued and outstanding 4,497,584 shares at December 31, 1997
     and 70,000 shares at December 31, 1996 .........................             44,976                 700
  Additional paid-in capital ........................................         33,272,435           5,172,548
  Deferred stock compensation .......................................           (750,000)               --
  Retained earnings (accumulated deficit) ...........................            527,579            (139,117)
                                                                           -------------       -------------
          Net shareholders' equity ..................................         33,094,990           5,083,541
                                                                           -------------       -------------
                                                                           $ 204,552,126       $  92,619,587
                                                                           =============       =============



           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                    YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                            1997             1996              1995
                                                         -----------      -----------      -----------
  Revenues:
    Rental of flight equipment ....................      $15,432,631      $12,681,153      $ 7,764,763
    Consulting fees ...............................          212,000          460,950          491,045
    Gain on sale of aircraft equipment ............             --            141,000             --
    Interest income ...............................          482,842          169,023          117,961
                                                         -----------      -----------      -----------
            Total revenues ........................       16,127,473       13,452,126        8,373,769
  Expenses:
    Interest ......................................        7,480,490        6,277,388        3,776,165
    Depreciation ..................................        6,550,000        5,549,700        3,354,400
    General and administrative ....................          747,287          552,778          526,021
    Stock compensation ............................          250,000             --               --
                                                         -----------      -----------      -----------
            Total expenses ........................       15,027,777       12,379,866        7,656,586
                                                         -----------      -----------      -----------
              Operating income ....................        1,099,696        1,072,260          717,183
  Equity in earnings of affiliate:
    Earnings from operations ......................             --               --             66,028
    Gain on sale of aircraft engine ...............             --               --            117,500
                                                         -----------      -----------      -----------
            Total equity in earnings ..............             --               --            183,528
                                                         -----------      -----------      -----------
  Income before income taxes ......................        1,099,696        1,072,260          900,711
  Income tax expense ..............................          433,000           37,000           30,000
                                                         -----------      -----------      -----------
            Net income ............................      $   666,696      $ 1,035,260      $   870,711
                                                         ===========      ===========      ===========
  Basic earnings per share ........................      $       .88      $     14.79      $     17.88
                                                         ===========      ===========      ===========
  Weighted average common shares outstanding ......          754,131           70,000           48,690
                                                         ===========      ===========      ===========
  Diluted earnings per share ......................      $       .30      $       .56      $       .48
                                                         ===========      ===========      ===========
  Weighted average common shares--assuming dilution        2,206,863        1,836,762        1,826,319
                                                         ===========      ===========      ===========



           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                  CONVERTIBLE         COMMON STOCK          ADDITIONAL    DEFERRED  RETAINED EARNINGS
                                   PREFERRED    -------------------------     PAID-IN       STOCK     (ACCUMULATED
                                    STOCK         SHARES        AMOUNT        CAPITAL    COMPENSATION    DEFICIT)       NET
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------
Balance at December 31, 1994 ...  $    49,410       215,000   $     2,150   $ 5,071,098  $      --     $(2,045,088)  $ 3,077,570
Reverse stock split ............         --        (167,222)       (1,672)        1,672         --            --            --
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------
Adjusted balance at December
  31, 1994 .....................       49,410        47,778           478     5,072,770         --      (2,045,088)    3,077,570
Issuance of common stock
  from exercise of stock options         --          22,222           222        99,778         --            --         100,000
Net income .....................         --            --            --            --           --         870,711       870,711
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------
Balance at December 31, 1995 ...       49,410        70,000           700     5,172,548         --      (1,174,377)    4,048,281
Net income .....................         --            --            --            --           --       1,035,260     1,035,260
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------
Balance at December 31, 1996 ...       49,410        70,000           700     5,172,548         --        (139,117)    5,083,541
Issuance of common stock from
  exercise of stock options ....         --         488,501         4,885     2,418,374         --            --       2,423,259
Issuance of common stock from
  conversion of convertible
   preferred stock .............      (49,410)    1,103,528        11,035        38,375         --            --            --
Issuance of common stock from
  conversion of convertible note
  payable ......................         --         155,555         1,556       727,844         --            --         729,400
Issuance of common stock, net
  of stock issuance costs ......         --       2,680,000        26,800    23,915,294         --            --      23,942,094
Stock compensation .............         --            --            --         250,000         --            --         250,000
Deferred stock compensation ....         --            --            --         750,000     (750,000)         --            --
Net income .....................         --            --            --            --           --         666,696       666,696
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------
Balance at December 31, 1997 ...  $      --       4,497,584   $    44,976   $33,272,435  $  (750,000)  $   527,579   $33,094,990
                                  ===========   ===========   ===========   ===========  ===========   ===========   ===========



           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                  1997             1996              1995
                                                             ------------      ------------      ------------
Cash flow from operating activities:
Net income .............................................     $    666,696      $  1,035,260      $    870,711
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation of flight equipment .....................        6,550,000         5,549,700         3,354,400
  Amortization of deferred fees ........................          235,653           158,410           101,082
  Stock compensation ...................................          250,000              --                --
  Gain on sale of aircraft equipment ...................             --            (141,000)             --
  Equity in earnings of affiliate ......................             --                --            (183,528)
  (Increase) decrease in assets:
    Deferred fees ......................................         (550,432)          (60,671)         (225,811)
    Cash, restricted ...................................       (6,766,147)          (33,819)         (177,006)
    Other assets .......................................          478,155          (328,894)          (76,566)
  Increase (decrease) in liabilities:
    Accrued interest and other accrued expenses ........          515,984           547,381            62,000
    Lease deposits .....................................        2,789,000              --             475,000
    Maintenance reserves ...............................        7,144,053           286,634           181,426
    Deferred rent ......................................        1,039,000          (247,850)         (103,396)
    Deferred taxes, net ................................          423,800            30,983            23,395
    Due to lessee ......................................             --                --            (363,122)
                                                             ------------      ------------      ------------
      Net cash provided by operating activities ........       12,775,762         6,796,134         3,938,585
Cash flows from investing activities:
  purchase of flight equipment .........................      (89,171,283)         (198,974)      (41,472,695)
  Proceeds from sale of flight equipment ...............             --             355,000              --
  Investment in (dividends and sale of iei) ............             --                --             505,778
                                                             ------------      ------------      ------------
    Net cash provided by (used in) investing activities       (89,171,283)          156,026       (40,966,917)
cash flows from financing activities:
  Repayment of notes payable ...........................       (6,293,592)       (5,322,926)       (2,749,082)
  Repayment of notes payable to ILFC ...................       (1,274,803)         (524,292)         (400,800)
  Repayment of notes payable to GLH ....................         (200,000)             --                --
  Proceeds from notes payable ..........................       52,500,000           244,724        29,725,000
  Proceeds from notes payable to ILFC ..................       27,762,500              --           7,950,000
  Proceeds from notes payable to GLH ...................          200,000           487,500         1,612,500
  Issuance of common stock .............................       26,365,353              --             100,000
  Payable to ILFC ......................................             --            (696,695)          517,067
                                                             ------------      ------------      ------------
    Net cash provided by (used in) financing activities        99,059,458        (5,811,689)       36,754,685
                                                             ------------      ------------      ------------
    net increase (decrease) in cash and cash equivalents       22,663,937         1,140,471          (273,647)
cash and cash equivalents at beginning of year .........        1,174,369            33,898           307,545
                                                             ------------      ------------      ------------
Cash and cash equivalents at end of year ...............     $ 23,838,306      $  1,174,369      $     33,898
                                                             ============      ============      ============
Supplemental disclosure of cash flow information --
    cash paid for interest .............................     $  6,772,358      $  5,722,256      $  3,548,054
                                                             ============      ============      ============

Supplemental disclosure of noncash investing and financing activities:
During 1997, the 5% convertible note with a balance of $729,400 was converted to common stock.

During 1995, the Company earned $311,000 of consulting fees from ILFC which were applied to amounts owed ILFC.



           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

(1)     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

          International Aircraft Investors (the Company) is primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. The Company leases aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs and the Company retains the potential benefit and risk of the residual value of the aircraft, as distinct from finance leases where the cost of the aircraft is generally recovered over the term of the lease.

          Eight of the Company's ten aircraft at December 31, 1997 were acquired from International Lease Finance Corporation (ILFC), a 1.5% shareholder of the Company. In connection with certain of these aircraft acquisitions, ILFC has provided loan guarantees or other financial support which have provided more favorable borrowing arrangements than the Company could otherwise have obtained. Additionally, the Company has derived certain consulting fees from ILFC for providing remarketing and other services.

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Cash and Cash Equivalents

          Cash and cash equivalents includes cash and highly liquid investments purchased with an original maturity of less than 90 days. Certain cash and short-term investments for the repayment of a security deposit and maintenance reserves are restricted pursuant to certain lease agreements. Such security deposit and maintenance reserves mature through April 30, 2003.

Deferred Fees

          The direct costs related to purchase and lease agreements are capitalized and amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the related lease.

          The costs related to asset value guarantees (AVGs) are capitalized and amortized to expense using the straight-line method over the term of the AVG, generally ten years. At December 31, 1997 and 1996, deferred fees related to AVGs were $291,417 and $207,500, respectively.

Rentals

          The Company leases flight equipment under operating leases. Accordingly, income is recognized over the life of noncancelable lease terms under the straight-line method.

Flight Equipment and Depreciation

          Flight equipment is stated at cost. Major additions and modifications are capitalized. Depreciation of flight equipment is generally computed on a straight-line method over the estimated remaining useful lives (25 year original life less years in service at the date of acquisition) to a 15% estimated residual value.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Maintenance Reserves and Interest Income

          Normal maintenance and repairs of flight equipment on lease are provided by and paid for by the lessee. Maintenance reserves received under certain leases amounted to $7,672,043 and $268,581 and 181,426 during the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, one of the Company's lessees held a related maintenance reserve with ILFC in accordance with an agreed-upon arrangement. The Company received interest earned on this reserve held with ILFC which amounted to $40,699, $62,100 and $95,116 during 1997, 1996 and 1995, respectively. The lease and related arrangement expired April 1997.

Impairment of Long-Lived Assets

          Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company adopted SFAS No. 121 during 1996. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

          The Company evaluates the carrying value of its flight equipment using undiscounted operating cash flows and when required will provide for any permanent impairment of long-lived assets.

Income Taxes

          The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences for differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when such temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income at the enactment date.

Stock Compensation

          Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 (APBO No. 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied. The Company elected to continue to measure compensation cost under APBO No. 25. Had compensation cost been determined using the fair value at the grant date for awards during 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amount as indicated below. No options were issued in 1996.


  Net earnings as reported.....................  $    666,696

  Pro forma net earnings.......................       618,696

  Net earnings per share, as reported:
          Basic................................           .88
          Diluted..............................           .30
  Pro forma net earnings per share:
          Basic................................           .82
          Diluted..............................  $        .28
                                                 ============

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the period ended December 31, 1997; dividend yield of 0%; expected volatility of 32.3%; risk-free interest rate of 6.6% and expected lives of five years.

          The weighted average fair value of options granted during the periods ended December 31, 1997 is $2.66.


Earnings per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share." SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

  The following table sets forth the computation of basic and diluted earnings per share:


                                                                         YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                   1997           1996           1995
                                                                ----------     ----------     ----------
Numerator:
  Net income ..............................................     $  666,696     $1,035,260     $  870,711

Denominator:
  Denominator for basic earnings per share-weighted average
    shares outstanding ....................................        754,131         70,000         48,690
Effect of dilutive securities:
  Employee stock options ..................................        187,267        273,165        284,032
  Non-employee stock options ..............................        202,580        240,069        240,069
  Convertible preferred stock .............................        931,196      1,097,973      1,097,973
  Convertible note payable ................................        131,689        155,555        155,555
                                                                ----------     ----------     ----------
Dilutive potential common shares ..........................      1,452,732      1,766,762      1,777,629
  Denominator for diluted earnings per share-adjusted
    weighted average shares and assumed conversions .......      2,206,863      1,836,762      1,826,319
                                                                ==========     ==========     ==========
Basic earnings per share ..................................     $      .88     $    14.79     $    17.88
                                                                ==========     ==========     ==========
Diluted earnings per share ................................     $      .30     $      .56     $      .48
                                                                ==========     ==========     ==========

          The Company issued its underwriters warrants to purchase 260,000 shares of its common stock at $12 per share in connection with its initial public offering. These warrants were excluded from the compensation computation of diluted net income per common share because they were anti-dilutive. The warrants are exercisable through November 5, 2000.

Interest Rate Swap Agreements

          The Company uses interest rate swap arrangements to reduce the potential impact of increases in interest rates on certain floating rate long-term debt and does not use them for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

          All outstanding swap agreements are hedges and, therefore, are not marked to market.

Fair Values of Financial Instruments

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The carrying amounts of cash and cash equivalents and accrued interest and other accrued expenses approximate fair market value because of the short-term nature of these items.

          The fair values of the Company's interest rate swaps approximate unamortized costs as the remaining amortization periods are short-term. The fair value of the amount due from ILFC approximates the carrying value as it was determined using the present value method with the Company's internal rate of return. The fair values of the Company's debt instruments, including the related AVGs, approximate the carrying values because (1) the rates currently offered to the Company are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items.

Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, revenues and expenses and the amount of any contingent assets or liabilities disclosed in the financial statements. Actual results could differ from the estimates made.

          The Company leases aircraft to various commercial airlines, on short-term to medium-term operating leases, generally three to five years. The related aircraft are generally financed by borrowings that become due at or near the end of the lease term through a balloon payment. As a result, the Company's operating results depend on management's ability to roll over debt facilities, renegotiate favorable leases and realize estimated salvage values.

  Significant Customers

          The following customers individually accounted for 10% or more of revenues:


                                         NUMBER OF
                                        SIGNIFICANT         PERCENTAGE OF REVENUES BY
                                         CUSTOMERS           SIGNIFICANT CUSTOMERS
                                         ---------           ---------------------
  Year ended December 31:
    1997..............................        4             11%, 13%, 13% and 17%
    1996..............................        5             10%, 10%, 15%, 21% and 23%
    1995..............................        4             11%, 16%, 26% and 36%

Segment Information

          The Company's operations are generally limited to the aircraft leasing industry. These operations included the acquisition of used single-aisle jet aircraft and engines for lease and sale to domestic and foreign airlines and other customers. Revenues include rentals of flight equipment to foreign airlines of $9,407,081, 6,605,700, and 6,345,400 in 1997, 1996 and 1995,
respectively.


New Accounting Standards

          The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. Accordingly, the Company plans to implement these two standards during 1998. As the new accounting standards only require additional disclosures, the Company expects there will be no material impact on its financial condition or results of operations due to their implementation.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) FLIGHT EQUIPMENT

The Company's investment in flight equipment (primarily purchased from ILFC) as of December 31, 1997 and 1996 is as follows:


                                          DECEMBER 31,
                              --------------------------------
                                   1997               1996
                              -------------      -------------
Flight equipment, at cost     $ 197,908,257      $ 108,736,974
Accumulated depreciation        (25,402,000)       (18,852,000)
                              -------------      -------------
Flight equipment, net ...     $ 172,506,257      $  89,884,974
                              =============      =============


(3) INVESTMENT IN JOINT VENTURE

          During 1994, the Company purchased a 50% non-controlling interest in International Engine Investors (IEI) for $322,250. IEI was formed in December 1994 between the Company and Partimande Holding Anstalt (wholly owned by a shareholder of the Company) for the purpose of acquiring an aircraft engine. The Company used the equity method to account for its investment. The Company's share of IEI's income for 1995 was $66,028. On November 11, 1995, the engine was sold by IEI, and IEI was liquidated. The Company's share of the gain on sale was $117,500. At December 31, 1995, the Company had a payable to Partimande Holding Anstalt of $36,750 related to the sale of the engine.


(4) INCOME TAXES

    Provision for taxes on income consisted of the following:


                                           TOTAL         CURRENT        DEFERRED
                                         ----------     ----------     ----------
    Year ended December 31:
      1997:
         Federal....................     $  423,800     $       --     $  423,800
         State .....................          9,200          9,200             --
                                         ----------     ----------     ----------
                                         $  433,000     $    9,200     $  423,800
                                         ==========     ==========     ==========
      1996:
         Federal ...................     $   31,000     $       --     $   31,000
         State .....................          6,000          6,000             --
                                         ----------     ----------     ----------
                                         $   37,000     $    6,000     $   31,000
                                         ==========     ==========     ==========
      1995:
         Federal ...................     $   23,000     $       --     $   23,000
         State .....................          7,000          7,000             --
                                         ----------     ----------     ----------
                                         $   30,000     $    7,000     $   23,000
                                         ==========     ==========     ==========

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          As of December 31, 1997, the Company had net operating loss carryforwards ("NOL") for Federal and state income tax purposes as follows:


  EXPIRES                                      FEDERAL NOL          STATE NOL
  -------                                      -----------         -----------
  1998................................                  --                  --
  1999 ...............................                  --                  --
  2000 ...............................                  --                  --
  2001 ...............................                  --             660,000
  2002 ...............................                  --             172,000
  2003-2007 ..........................         $17,741,000             565,000
  2008-2012 ..........................           5,836,000                  --
                                               -----------         -----------
                                               $23,577,000           1,397,000
                                               ===========         ===========

          Temporary differences which give rise to net deferred tax liabilities result primarily from timing differences for depreciation and net operating losses. The net deferred tax liabilities are comprised of the following:


                                                                 DECEMBER 31,
                                                       ------------------------------
                                                            1997              1996
                                                       ------------      ------------
  Net operating loss carryforward ................     $  8,097,839      $  7,847,880
  Deferred and advanced rent .....................        1,205,850           691,832
  Flight equipment, principally due to differences
    in depreciation ..............................      (10,030,992)       (8,542,840)
  Other ..........................................           60,945          (113,539)
                                                       ------------      ------------
                                                           (666,358)         (116,667)
  Valuation allowance ............................         (157,442)         (283,333)
                                                       ------------      ------------
                                                       $   (823,800)     $   (400,000)
                                                       ============      ============

          Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets net of the valuation allowance.

          A reconciliation of total income tax expense with the expected amount computed by applying the Federal and state statutory tax rates to earnings before income taxes follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             1997           1996            1995
                                                           ---------      ---------      ---------
  Computed "expected" Federal tax expense ............     $ 375,000      $ 364,000      $ 306,000
  State taxes, net of Federal income tax benefit .....        64,000         10,000         17,000
  Expiration of state net operating loss carryforwards       207,000             --             --
  Change in valuation allowance ......................      (126,000)      (361,000)      (284,000)
  Other ..............................................       (87,000)        24,000         (9,000)
                                                           ---------      ---------      ---------
                                                           $ 433,000      $  37,000      $  30,000
                                                           =========      =========      =========

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  (5) LONG-TERM DEBT

      Long-term debt as of December 31, 1997 and 1996 is summarized as follows:


                                                                                                  DECEMBER 31,
                                                                                         ------------------------------
                                                                                             1997               1996
                                                                                         -----------        -----------
Note payable to bank, refinanced August 1997, bearing interest at 7.275% on
  $6,500,000 and LIBOR plus 1.125% (5.6125% at December 31, 1997) on $799,812, secured by flight equipment, 33 1/3% guaranteed by ILFC, payable in monthly installments of $75,000 including interest, balloon
  payment of $6,690,600, due August 29, 1999 ....................................        $ 7,299,812        $ 7,649,079
Note payable to bank bearing interest at 7.3125% $3,500,000 and LIBOR plus
  1.125% (5.6125% at December 31, 1997) on $946,551, secured by flight equipment, 33 1/3% guaranteed by ILFC, payable in monthly installments of
  $87,000 including interest, balloon  payment of $4,142,500, due June 15, 1998 .          4,446,551          5,141,600
Notes payable to bank, refinanced March 26, 1997, bearing interest at 8.10%
  (Floating plus Swap), secured by flight equipment, 65% guaranteed by ILFC,
  balloon payment of $3,570,400, due March 1998 .................................          3,829,704          4,401,028
Notes payable to bank, refinanced April 24, 1997,  bearing interest at 7.60%, secured by flight equipment, 50%  guaranteed by ILFC, balloon, payment of
  $3,410,500, due April 1999 ....................................................          4,408,879          3,307,000
Note payable to bank, repaid April 24, 1997 .....................................                 --          1,804,300
Note payable to bank, refinanced May 12, 1997, bearing interest at 7.96%, secured by flight equipment, 53.4% guaranteed by ILFC, balloon payment
  of $14,998,420, due May 2000 ..................................................         17,666,617         18,582,417
Note payable to bank, bearing interest at LIBOR plus 1.2 (5.8125% at
  December 31, 1997), secured by flight equipment, 100% guaranteed by ILFC, payable in quarterly installments of $445,000 including interest, balloon
  payment of $7,689,039, due January 2003 .......................................         12,842,892         13,700,000
Note payable to bank, bearing interest at 7.75%, secured by flight equipment, guaranteed up to $2,175,000 by ILFC, payable in quarterly installments of
  $510,000 including interest, balloon payment of  $9,514,719, due May 2001 .....         13,225,980         14,193,403
Note payable to bank with interest accrued at 6%, payment is based on profit
  sharing  agreements on, certain flight equipment, principal due August 1998 ...            885,556            887,608
Convertible note payable to bank, converted November 6, 1997 ....................                 --            757,000
Note payable to bank bearing interest at 7.6%, secured by flight equipment, guaranteed up to $5,000,000 by ILFC, payable in quarterly installments of
  $510,000 including interest, balloon payment of $19,806,718, due May 2001 .....         22,339,000                 --
Note payable to bank bearing interest at 7.3%, secured by flight equipment, guaranteed up to $6,000,000 by ILFC, payable in monthly installments including interest of $238,000 through April 1998, $256,000 through April 1999, $259,000 through April 2000, $263,000 through April 2001, $266,000 through April 2002, and $270,000 thereafter, balloon payment of $22,536,481,
  due May 2003 ..................................................................         29,000,000                 --
Note payable to ILFC, refinanced July 22, 1997, bearing interest at 7.25%
  payable in quarterly installments of $9,000 including interest, balloon
  payment of $3,320,000, due January 2003 .......................................          3,540,000          3,572,000
Note payable to ILFC, repaid December 1997 ......................................                 --            441,600
Note payable to ILFC, refinanced July 25, 1997, bearing interest at 6.0%, secured by flight equipment, payable in quarterly installments including interest,
  balloon payment of $301,757, due May 2000 .....................................            801,757            982,330
Note payable to ILFC bearing interest at 6.0%, payable in monthly installments of
  $15,000 plus interest, balloon payment of $496,845, due August 1999 ...........            796,845            976,845

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                                     DECEMBER 31,
                                                                                          --------------------------------
                                                                                              1997                1996
                                                                                          ------------        ------------
Note payable to ILFC bearing interest at 7.8%, payable in quarterly installments of $110,000 including interest, balloon payment of $3,718,293,
  due December 2000 ..............................................................           4,104,103           4,214,083
Note payable to ILFC bearing interest at an effective rate of 6.7%,  payable in monthly installments of $180,000, including interest, balloon payment of
  $15,641,286, due December 1999 .................................................          17,743,401                  --
Note payable to ILFC bearing interest at an effective rate of 6.9%,  payable in monthly installments of $20,000, including interest, balloon payment of
  $1,394,891, due September 2002 .................................................           1,968,530                  --
Note payable to ILFC bearing interest at an effective rate of 6.93%,  payable in monthly installments of  $32,000, including interest, balloon payment of
  $2,361,994, due May 2003 .......................................................           3,329,500                  --
Note payable to ILFC bearing interest at 7.25%,  payable in quarterly installments
  of $126,500, including interest, balloon payment of $3,725,840, due May 2001 ...           4,390,419                  --
Note payable to Great Lakes Holdings (affiliated company), refinanced
  December 31, 1997,  bearing interest at 6.5%, due  June 1998 ...................             700,000             700,000
Notes payable to Great Lakes Holdings (affiliated company), refinanced
  December 31, 1997, bearing  interest at 6.5%, due June 1998 ....................           1,400,000           1,400,000
                                                                                          ------------        ------------
          Total ..................................................................        $154,719,546        $ 82,710,293
                                                                                          ============        ============

        The terms of the Company's loans generally require a substantial balloon payment at the end of the noncancellable portions of the lease of the related aircraft, at which time the Company will be required to re-lease the aircraft and renegotiate the balloon amount of the loan on a long-term basis or obtain other long-term financing. Refinancing of the balloon amount is dependent upon the Company re-leasing the related aircraft; accordingly, the Company begins lease remarketing efforts well in advance of the lease termination. Notes payable due within one year totaled $19.2 million at December 31, 1997, of which $10.8 million represents balloon payments and $8.4 million represents installment payments were due within one year. The Company plans to repay $.9 million of balloon payments in 1998. Of the remaining balloon payments, $3.7 million relates to a lease which expires in March 1998, $4.1 million relates to a lease which was extended to June 1999 and $2.1 million due June 1998 payable to Great Lakes Holdings, a company owned by the Chief Executive Officer and the President of the Company ("Great Lakes"), relates to leases which expire subsequent to December 31, 1998. The Company plans to refinance the balloon payments in connection with the re-leasing of the aircraft in March 1998 and the aircraft re-leased to June 1999 and the notes with Great Lakes in June 1998. During 1997, the Company refinanced $40.4 million of balloon payments.

        At December 31, 1997 and 1996, $44,067,000, or 28%, and $34,186,000, or
41%, of the Company's notes payable were guaranteed by ILFC and $36,675,000, or 24%, and $10,186,000, or 12%, of the Company's notes payable were due to ILFC, respectively.

        Scheduled future repayments of notes payable subsequent to December 31, 1997 are as follows:


YEAR ENDING DECEMBER 31:
     1998.................     $        19,179,088
     1999.................              34,046,298
     2000.................              24,162,584
     2001.................              36,450,238
     2002.................               4,406,057
     Thereafter...........              36,475,281
                               -------------------
                               $       154,719,546
                               ===================

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Certain notes payable contain various financial covenants including maintaining specified minimum tangible net worth and delivery of audited financial statements. The Company was in compliance with these covenants at December 31, 1997.

        The Company has entered into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangement, the Company pays interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the loans. The following table presents the Company's interest rate swap agreements at December 31, 1997 and 1996:

                                DECEMBER 31, 1997


                                                                  WEIGHTED
                                                                  AVERAGE
TYPE                                   NOTIONAL AMOUNT        INTEREST RATE (%)       MATURITY
----                                   ---------------        -----------------     ------------
Fixed/variable...............          $     3,829,000           7.60/7.20              5/98

                                DECEMBER 31, 1996


                                                                  WEIGHTED
                                                                  AVERAGE
TYPE                                   NOTIONAL AMOUNT        INTEREST RATE (%)       MATURITY
----                                   ---------------        -----------------     ------------
Fixed/variable...............          $    28,094,000           7.65/6.66              2/97-7/97

        The net effect of swaps was to record $109,000, $265,000 and $131,000 of additional interest expense during 1997, 1996 and 1995, respectively.


(6) RELATED PARTY TRANSACTIONS

        During 1997 and 1995, the Company purchased aircraft from ILFC aggregating $89,090,000 and $41,473,000, respectively. No aircraft were purchased in 1996. At December 31, 1997 and 1996, 88% and 79%, respectively, of the Company's gross fleet cost was comprised of aircraft acquired from ILFC. The Company financed these acquisitions through bank loans, partially guaranteed by ILFC, as well as loans from ILFC (note 5). ILFC provides these guarantees to lenders through an AVG. ILFC's financial support has allowed the Company to finance aircraft purchases at more favorable leverage than the Company could otherwise obtain. The Company's typical operating lease transaction with an AVG requires a cash investment by the Company of approximately 5% to 15% of the aircraft purchase price while the industry standard ranges from 20% to 30%. At December 31, 1997 and 1996, 44,067,000 or 28% and $34,186,000, or 41%, of
long-term debt was covered by AVGs and $36,674,555, or 24%, and $10,186,000, or 12%, was due to ILFC, respectively.

        During 1996, the Company sold certain aircraft equipment in connection with an ILFC transaction to a third party. The Company recognized a gain on sale of this equipment of $141,000.

        The Company has one aircraft leased to ILFC at December 31, 1997 and 1996. The lease originated in August 1994 and provides for monthly rents of $80,000 through August 1999. The Company recognized rental income of $960,000 from this lease in each of the years ended 1997, 1996 and 1995.

During 1997, the Company leased an aircraft to a third party for a three-year period for which ILFC guaranteed certain rental revenue. In connection with the lease, ILFC also guaranteed repayment of the related lease deposit to the lessee of $1,632,000 included in the accompanying consolidated balance sheet.

        The Company has an agreement with ILFC related to the December 1995 purchase of an aircraft which provides for recovery of an operating loss, as defined, in the acquired lease. The Company estimates this loss will be incurred through 1999. Accordingly, the Company reduced the purchase price of the related aircraft and recognized a receivable for the present value of the estimated recovery aggregating $579,000. The amount due from ILFC at December 31, 1997 and 1996 was $238,000 and $441,000, which includes accrued interest of $12,000 and $87,000, respectively. The loss stems from

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a stated lease rate which was less than the market lease rate at the date of acquisition. Accordingly, the Company allocated additional cost to the purchase price and recognized deferred rent aggregating $1,747,000 for the present value of the difference between the market and stated rent. Deferred rent will be amortized on the straight-line method over the remaining lease term. At December 31, 1997 and 1996, deferred rent from the lease was $1,247,000 and 1,497,000, respectively.

        The Company realized consulting fee revenues of $25,000, $78,000 and $347,000 during the years 1997, 1996 and 1995, respectively, for services to ILFC.

        The Company's Chairman and President collectively own Great Lakes Holdings (GLH), an affiliated company. From time to time, these officers provide consulting services to GLH. GLH paid the Company $12,000 during 1997 from Great Lakes. Additionally, the Company earned consulting fees of $175,000 and $239,000 during 1997 and 1996 from unrelated parties; however, $190,000 of the 1996 amount was derived from a transaction in which the Company provided services in connection with a sale by ILFC of aircraft equipment to a third party.

        During 1995, ILFC advanced the Company $696,000 to assist the financing of an aircraft purchase. The advance was repaid in early 1996.

(7) RENTAL INCOME

        Minimum future rental income on noncancelable operating leases of flight equipment at December 31, 1997 is as follows:


YEAR ENDING DECEMBER 31:
  1998..........................   $      21,314,000
  1999..........................          16,870,000
  2000..........................          12,891,000
  2001..........................           7,213,000
  2002..........................           6,358,000
  Thereafter....................           1,427,000
                                   -----------------
                                   $      66,073,000
                                   =================

        The Company's aircraft are leased under short-term to medium-term leases with remaining terms expiring within one to six years.

(8) COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases offices from a third party under a noncancelable operating lease. Future minimum lease payments are:


YEAR ENDING DECEMBER 31:
  1998.........................  $    29,900
  1999.........................        2,500
                                 -----------
                                 $    32,400
                                 ===========

        Total rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was $27,285, $20,460 and $20,665, respectively.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Government Regulations

        The maintenance and operation of aircraft are regulated by the Federal Aviation Administration (FAA) and foreign aviation authorities which oversee such matters as aircraft certification, inspection, maintenance, certification of personnel, and record-keeping. All current leases require the lessee to bear the costs of complying with governmental regulations. However, in the event a lessee fails to maintain aircraft in accordance with the terms of a lease, the Company could be required to repair or recondition the aircraft. Failure of a lessee to fulfill lease maintenance and operation obligations could have a material adverse effect on the Company's financial condition and results of operations.

        The FAA and civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. These older non-complying aircraft can be brought into compliance by modifying the engines. One of the Company's aircraft had noise compliance work performed at a cost of approximately $2.4 million during 1994 (all of which was paid by the Company). Three aircraft may require this work to be performed over the next two years unless the aircraft are leased and operated in an area that does not require the modification. At December 31, 1997, two of these aircraft were on lease to airlines which operate in jurisdictions which do not require these modifications.

(9) SHAREHOLDERS' EQUITY

        In November 1997, the Company issued 2.6 million shares of common stock in an initial public offering (IPO) at $10.00 per share. In connection with the IPO, the Company effected a 1-for-4.5 reverse stock split of its common stock which has been applied retroactively in the accompanying consolidated financial statements. In accordance with the underwriting agreement, the Company granted the underwiters warrants to purchase 260,000 shares of common stock at $12 per share exercisable through November 5, 2000 and an overallotment option exercisable through December 20, 1997 to purchase 390,000 additional shares of common stock of which 80,000 shares were exercised. After underwriting discount and other offering costs, net proceeds to the Company were $23,942,094 for these issuances. Concurrent with the Company's IPO, all of the outstanding convertible preferred stock was converted to 1,103,528 shares of common stock.

        Through March 1993, the Company granted options to purchase 647,493 shares of common stock at management's estimated fair value, $4.50 per share. During 1997 and 1995, 139,717 and 22,222 options were exercised, respectively. Through May 1991, the Company also granted options to purchase 348,784 shares of convertible preferred stock at management's estimate of fair value, primarily $5.18 per share. Concurrent with the IPO, all of these options were exercised and converted to common stock.

        During March 1997, the Company extended the expiration date on 496,664 employee stock options described in the preceding paragraph to March 31, 2007, which will vest 25% in 1997 and 25% in each of the following three years. Accordingly, the Company will recognize aggregate compensation expense of approximately $1 million for the difference between the value of the options on the extension date and the exercise price. The Company recognized $250,000 in stock compensation during the year ended December 31, 1997 related to the amortization of such cost. If the related employee is terminated, the respective stock options will vest in full. At December 31, 1997, 485,554 options with an exercise price of $4.50 per share were outstanding and 121,388 were exercisable.

        During 1997, the Company adopted the 1997 Employee Stock Option and Award Plan (the Employee Plan). A maximum of 50,000 shares of common stock (subject to certain anti-dilutive adjustments) may be issued pursuant to grants and awards under the Employee Plan. The maximum number of shares that may be subject to qualifying share-based awards, either individually or in aggregate, that during any calendar year are granted under the Employee Plan to any one participant will not exceed 20,000 (subject to certain anti-dilutive adjustments). At December 31, 1997, no options had been granted under the Employee Plan.

        During 1997, the Company adopted the 1997 Eligible Directors Stock Option Plan (the Directors Plan). The Directors Plan provides that annually an Eligible Director will receive an option to purchase 5,000 shares of common stock at an exercise price equal to the market price of common stock on the date of grant. Under the Directors Plan 50,000 shares of common stock are authorized for issuance. At December 31, 1997, no options had been granted under the Directors Plan.

        In November 1997, the convertible note payable was converted to 155,555 shares of common stock.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                ------------------------------------------------------------------------
1997:                                             MARCH 31            JUNE 30           SEPTEMBER 30         DECEMBER 31
                                                ------------        ------------        ------------        ------------
Revenues:
  Rental of flight equipment ...........        $  3,161,149        $  3,317,732        $  4,048,850        $  4,904,900
Consulting fees ........................              12,000                  --                  --             200,000
Interest income ........................              43,425              55,450             102,334             281,633
                                                ------------        ------------        ------------        ------------
     Total revenues ....................           3,216,574           3,373,182           4,151,184           5,386,533
  Expenses .............................           3,018,416           3,152,153           3,984,587           4,872,621
                                                ------------        ------------        ------------        ------------
Income before income taxes .............             198,158             221,029             166,597             513,912
Income taxes ...........................              72,000              88,000              66,600             206,400
                                                ------------        ------------        ------------        ------------
Net income .............................        $    126,158        $    133,029        $     99,997        $    307,512
                                                ============        ============        ============        ============
Basic earnings per share * .............        $       1.80        $       1.90        $       1.23        $        .11
Weighted average number of common shares
outstanding ............................              70,000              70,000              81,110           2,773,104
Diluted earnings per share* ............        $        .07        $        .08        $        .06        $        .09
Weighted average number of common shares
outstanding-assuming dilution ..........           1,780,470           1,720,470           1,755,512           3,509,838



                                                                           THREE MONTHS ENDED
                                                ------------------------------------------------------------------------
1996:                                             MARCH 31             JUNE 30          SEPTEMBER 30         DECEMBER 31
                                                ------------        ------------        ------------        ------------
Revenues:
  Rental of flight equipment ...........        $  3,160,894        $  3,169,214        $  3,171,749        $  3,179,296
Consulting fees ........................              66,000             116,750              52,000             226,200
Interest income ........................              45,255              36,617              39,101              48,050
Gain on sale ...........................                  --                  --                  --             141,000
                                                ------------        ------------        ------------        ------------
      Total revenues ...................           3,272,149           3,322,581           3,262,850           3,594,546
  Expenses .............................           3,141,790           3,128,647           3,099,135           3,010,294
                                                ------------        ------------        ------------        ------------
Income before income taxes .............             130,359             193,934             163,715             584,252
Income taxes ...........................              10,000              10,000              13,000               4,000
                                                ------------        ------------        ------------        ------------
Net income .............................        $    120,359        $    183,934        $    150,715        $    580,252
                                                ============        ============        ============        ============
Basic earnings per share * .............        $       1.72        $       2.63        $       2.15        $       8.29
Weighted average number of common shares
outstanding ............................              70,000              70,000              70,000              70,000
Diluted earnings per share* ............        $        .07        $        .10        $        .08        $        .32
Weighted average number of common shares
outstanding-assuming dilution ..........           1,836,762           1,836,762           1,836,762           1,836,762


*Per share data may not always add up to the total for the year since each figure is independently calculated.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INTERNATIONAL AIRCRAFT INVESTORS

                                                By: /s/ MICHAEL P. GRELLA
                                                    ----------------------------
                                                Michael P. Grella
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                TITLE                           DATE
       ---------                                -----                           ----
/s/ WILLIAM E. LINDSEY                  Chairman of the Board,             March 20, 1998
--------------------------              Chief Executive Officer
    William E. Lindsey                    Director (Principal
                                          Executive Officer)

/s/ MICHAEL P. GRELLA                   President and Director             March 20, 1998
--------------------------
    Michael P. Grella

/s/ RICK HAMMOND                        Vice President--Finance            March 20, 1998
--------------------------              and Treasurer (Principal
    Rick Hammond                          Financial Officer)


/s/ ALAN G. STANFORD, JR.               Vice President--Controller         March 20, 1998
--------------------------               (Principal Accounting
    Alan G. Stanford, Jr.                      Officer)


/S/ MAGNUS GUNNARSSON                         Director                     March 20, 1998
--------------------------
    Magnus Gunnarsson

/s/ RALPH O. HELLMOLD                         Director                     March 20, 1998
--------------------------
    Ralph O. Hellmold

/s/ AARON MENDELSOHN                          Director                     March 20, 1998
--------------------------
    Aaron Mendelsohn

/s/ CHRISTER SALEN                            Director                     March 20, 1998
--------------------------
    Christer Salen

/s/ KENNETH TAYLOR                            Director                     March 20, 1998
--------------------------
    Kenneth Taylor

/s/ STUART M. WARREN                          Director                     March 20, 1998
--------------------------
    Stuart M. Warren

                                 EXHIBIT INDEX


      NUMBER                       DESCRIPTION
      ------                       -----------
        3.1     Amended and Restated Articles of Incorporation of the Company.
                Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended
                September 30, 1997, and incorporated herein by reference

        3.2 Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

        4.1     Specimen of Common Stock certificate. Filed as Exhibit 4.1 to
                Registration Statement No. 333- 19875, and incorporated herein by reference

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

        4.11    Senior Term Loan Agreement, dated December 10, 1997, between IAI
                V, Inc. and City National Bank. Filed as Exhibit 4.11 to Form
                10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

        4.12    Senior Term Loan Agreement, dated December 10, 1997, between IAI
                V, Inc. and International Lease Finance Corporation.. Filed as
                Exhibit 4.12 to Form 10-Q for the quarterly period ended
                September 30, 1997, and incorporated herein by reference

        4.13 The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

      NUMBER                       DESCRIPTION
      ------                       -----------
      *10.1     Employment Agreement with William E. Lindsey. Filed as Exhibit
                10.1 to Form 10-Q for the quarterly period ended September 30,
                1997, and is incorporated herein by reference

      *10.2     Employment Agreement with Michael P. Grella. Filed as Exhibit
                10.2 to Form 10-Q for the quarterly period ended September 30, 1997, and is incorporated herein by reference

      *10.3     1997 Stock Option and Award Plan. Filed as Exhibit 6 to
                Registration Statement No. 333- 46411, and incorporated herein by reference

      *10.4     1997 Eligible Director Stock Option Plan. Filed as Exhibit 6 to
                Registration Statement No. 333-46413, and incorporated herein by reference

      *10.5     Form of Indemnity Agreement. Filed as Exhibit 10.3 to
                Registration Statement No. 333-19875, and incorporated herein by reference

       10.6     Letter Agreement, dated November 6, 1996 between the Company and
                ILFC. Filed as Exhibit 10.4 to Registration Statement No.
                333-19875, and incorporated herein by reference

       10.7 Letter Agreement, dated January 14, 1997, between the Company and ILFC. Filed as Exhibit 10.5 to Registration Statement No.
                333-19875, and incorporated herein by reference

       23.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants

       27.1     Financial Data Schedule for the year ended December 31, 1997

       27.2     Financial Data Schedule for the year ended December 31, 1996

       27.3     Financial Data Schedule for the year ended December 31, 1995

-----------
* Management contracts.