Form 10-Q
period 1998-03-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 1998-05-13
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from................to................
                        Commission file number 000-22249

                        INTERNATIONAL AIRCRAFT INVESTORS
             (Exact name of registrant as specified in its charter)

     CALIFORNIA                                          95-4176107
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.


          3655 TORRANCE BOULEVARD, SUITE 410 TORRANCE, CALIFORNIA 90503
               (Address of principal executive offices) (Zip Code)

                                 (310) 316-3080
              (Registrant's telephone number, including area code)

 ......................................N/A.......................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X..... No........

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                    Outstanding at May 12, 1998
     -----                                    ---------------------------
COMMON STOCK, $.01 PAR VALUE                           4,497,584

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX


PART I.         FINANCIAL INFORMATION                                                                  Page No.
                                                                                                       --------

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                As of March 31, 1998 and December 31, 1997............................................     3

                Condensed Consolidated Statements of Income
                Three months ended March 31, 1998 and 1997............................................     4

                Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 1998 and 1997............................................     5

                Notes to Condensed Consolidated Financial Statements..................................     6

Item 2.         Management's Discussion and Analysis of Financial Condition
                And Results of Operations.............................................................     9

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K......................................................    12

                Signatures............................................................................    14

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,        DECEMBER 31,
                                                                                 1998               1997
                                                                             ------------       ------------
                                                                             (UNAUDITED)
ASSETS
Cash and cash equivalents...........................................         $ 23,962,698       $ 23,838,306

Flight equipment, at cost less accumulated depreciation of
   $27,856,000 at March 31, 1998 and $25,402,000
   at December 31, 1997.............................................          170,052,257        172,506,257

Cash, restricted....................................................            7,543,586          6,976,974

Other assets........................................................            1,132,026          1,230,589
                                                                             ------------       ------------
                                                                             $202,690,567       $204,552,126
                                                                             ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other accrued expenses.........................         $  4,990,133       $  4,967,677

Notes payable.......................................................          152,489,910        154,719,546

Maintenance reserves................................................            7,711,643          7,612,113

Deferred rent.......................................................            2,247,424          3,334,000

Deferred taxes, net.................................................            1,327,800            823,800
                                                                             ------------       ------------
                                                                              168,766,910        171,457,136

Commitments and contingencies

Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding ..............................                   --                 --

Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  4,497,584 shares..................................................               44,976             44,976

Additional paid-in capital..........................................           33,272,435         33,272,435

Deferred compensation...............................................             (687,500)          (750,000)

Retained earnings...................................................            1,293,746            527,579
                                                                             ------------       ------------
          Net shareholders' equity..................................           33,923,657         33,094,990
                                                                             ------------       ------------
                                                                             $202,690,567       $204,552,126
                                                                             ============       ============

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
                                                                                     (UNAUDITED)
REVENUES:
  Rental of flight equipment........................................       $  6,140,426      $  3,161,149
  Consulting fees...................................................                 --            12,000
  Interest income...................................................            431,542            43,425
                                                                           ------------      ------------
         Total revenues.............................................          6,571,968         3,216,574

EXPENSES:
  Interest..........................................................          2,788,177         1,483,036
  Depreciation......................................................          2,454,000         1,380,000
  General and administrative........................................            337,124           130,380
  Stock compensation................................................             62,500            25,000
                                                                           ------------      ------------
        Total expenses..............................................          5,641,801         3,018,416
                                                                           ------------      ------------
Income before income taxes and cumulative effect of accounting
  change............................................................            930,167           198,158
Income tax expense..................................................            373,000            72,000
                                                                           ------------      ------------
Net income before cumulative effect of accounting change............            557,167           126,158
Cumulative effect of change in accounting for ancillary
  payments under lease agreements, net of income tax expense
 of $139,000........................................................            209,000                --
                                                                           ------------      ------------
        Net income..................................................       $    766,167      $    126,158
                                                                           ============      ============
Basic earnings share:
        Net income before cumulative effect of accounting change....            $   .12           $  1.80
        Cumulative effect of accounting change......................                .05                --
        Net income..................................................            $   .17           $  1.80
Diluted earnings per share:
        Net income before cumulative effect of accounting change....            $   .12           $   .07
        Cumulative effect of accounting change......................                .05                --
        Net income..................................................            $   .17           $   .07
                                                                                =======           =======
Weighted average common shares outstanding:
      Basic                                                                   4,497,584            70,000
                                                                           ============      ============

      Assuming dilution                                                       4,627,244         1,780,470
                                                                           ============      ============

Pro forma effect assuming the change in accounting principle is applied retroactively:.........................................
        Net income..................................................       $    557,167      $    136,158
        Earnings per share:
           Basic....................................................            $   .12           $  1.94
           Diluted..................................................            $   .12           $   .08


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               1998            1997
                                                                           ------------     -----------
                                                                                    (UNAUDITED)
Cash flows from operating activities:

Net income.........................................................        $    766,167     $   126,158
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation of flight equipment................................           2,454,000       1,380,000
   Cumulative effect of accounting change..........................            (209,000)             --
   Amortization of deferred transaction fees.......................              62,064          36,164
   Deferred taxes, net.............................................             504,000          66,400
   Stock compensation..............................................              62,500          25,000
   (Increase) decrease in assets:
   Cash, restricted................................................            (566,612)       (446,115)
   Other assets....................................................              47,999         102,220
   Increase (decrease) in liabilities:
   Accrued interest and other accrued liabilities..................              22,456        (113,686)
   Maintenance reserves............................................             308,530          38,882
   Deferred rent...................................................          (1,086,576)        (69,500)
                                                                           ------------     -----------
   Net cash provided by operating activities                                  2,365,528       1,145,523
Cash flows from financing activities:
   Repayment of notes payable......................................          (1,704,652)     (1,369,004)
   Repayment of notes payable to ILFC..............................            (494,984)       (127,804)
   Repayment of notes payable to GLH...............................             (41,500)             --
                                                                           ------------     -----------
   Net cash used in financing activities...........................          (2,241,136)     (1,496,808)
                                                                           ------------     -----------
   Net increase (decrease) in cash and cash equivalents............             124,392        (351,285)
Cash and cash equivalents at beginning of period...................          23,838,306       1,174,369
                                                                           ------------     -----------
Cash and cash equivalents at end of period.........................        $ 23,962,698     $   823,084
                                                                           ============     ===========

Supplemental disclosure of cash flow information

   Cash paid for interest..........................................        $  2,714,206     $ 1,528,409


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.   ACCOUNTING CHANGE

Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings and earnings per share, before cumulative effect of accounting change, for the three month period ended March 31, 1998 was an increase of $157,000 ($.03 per basic and diluted share). The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209,000 ($.05 per basic and diluted share), net of related income taxes of $139,000. The pro forma amounts shown on the condensed consolidated statements of income have been adjusted for the effect of retroactive application.

3.   MANAGEMENT ESTIMATES

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

The Company leases flight equipment to various commercial airline fleets on short-term to medium-term operating leases, generally three to five years. The related flight equipment is generally financed by borrowings that become due at or near the end of the lease term through a balloon payment. As a result, the Company's operating results depend on management's ability to roll over debt facilities, renegotiate favorable leases and realize estimated residual values.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                             1998                  1997
                                                                             ----                  ----
Numerator:
  Net income before cumulative effect of accounting change.....         $     557,167         $     126,158
  Cumulative effect of change in accounting for ancillary
    payments under lease agreements............................               209,000                    --
                                                                        -------------         -------------
  Net income...................................................         $     766,167         $     126,158

Denominator:
  Denominator for basic earnings per share-weighted average
    shares outstanding.........................................             4,497,584                70,000
Effect of dilutive securities:
  Employee stock options.......................................               129,660               216,873
  Non-employee stock options...................................                    --               240,069
  Convertible preferred stock..................................                    --             1,097,973
  Convertible note payable.....................................                    --               155,555
                                                                        -------------         -------------
Dilutive potential common shares                                              129,660             1,710,470
                                                                        -------------         -------------
  Denominator for diluted earnings per share-adjusted
    weighted average shares and assumed conversions                         4,627,244             1,780,470

Basic earnings per share:
  Net income before cumulative effect of accounting change                   $    .12              $   1.80
  Cumulative effect of accounting change                                          .05                    --
                                                                             --------              --------
  Net income                                                                 $    .17              $   1.80
                                                                             ========              ========

Diluted earnings per share:
  Net income before cumulative effect of accounting change                   $    .12              $    .07
  Cumulative effect of accounting change                                          .05                    --
                                                                             --------              --------
  Net income                                                                 $    .17              $    .07
                                                                             ========              ========

    The Company issued its underwriters warrants to purchase 260,000 shares of its common stock at $12 per share in connection with its initial public offering. These warrants were excluded from the computation of diluted net income per common share because they were anti-dilutive. The warrants are exercisable through November 5, 2000.

5.   NOTES PAYABLE

The Company extended the maturity of a note payable with a bank with a balloon payment of $3,680,125 to May 27, 1998. The Company intends to refinance the loan with a bank related to the re-lease of an aircraft.

6.   NEW ACCOUNTING STANDARDS

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. SFAS No. 130 had no impact on the accompanying condensed consolidated financial statements. The Company plans to implement SAFS No. 131 in connection with its 1998 reporting on Form 10-K. As SFAS No. 131 only requires additional disclosures, the Company expects there will be no material impact on its financial condition or results of operations from its implementation.

7.   SUBSEQUENT EVENTS

During April 1998, the Company entered into an agreement to re-lease its Boeing Model 727-200adv. The noncancellable lease term runs through April 2003. As a result of the lease, the aircraft will be modified with a Stage III noise compliance Hushkit.

During April 1998, the Company repaid a note due August 1998 with a balance of $824,781.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

OVERVIEW

The Company is primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. The Company leases aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs, including major overhauls and the Company retains the potential benefit or risk of the residual value of the aircraft, as distinct from finance leases where the full cost of the aircraft is generally recovered over the term of the lease.

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

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Reference is made to the cautionary statements made in the Company's Report on Form 10-K for the year ended December 31, 1997 ("Form 10-K") which should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-Q. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-K.

ACCOUNTING CHANGE

Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings, before cumulative effect of accounting change, for the three month period ended March 31, 1998 was an increase of $157. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

Revenues from rental of flight equipment increased by 94%, or $2,979, to $6,140 in the three months ended March 31, 1998 compared to the same period in 1997 as a result of the Company having ten aircraft under lease in the three months ended March 31, 1998 compared to seven aircraft under lease in the same period of 1997, as well as the impact of the change in accounting method discussed above. The Company extended the lease of its Boeing Model 737-200adv through March 1999.

The decrease in consulting fees of $12 is primarily the result of the termination in January 1997 of an arrangement with Great Lakes Holdings ("Great Lakes"), a company owned 100% by the Chief Executive Officer and the President of the Company. No further consulting fees are expected to be received from Great Lakes.

Interest income increased to $432 for the three months ended March 31, 1998 from $43 for the same period in 1997 principally as a result of interest on increased cash, primarily from the Company's initial public offering in November 1997 and restricted cash balances.

Expenses as a percent of total revenues were 86% and 94% during the three months ended March 31, 1998 and 1997, respectively. This decrease in percentage is due to the effect of the 104% increase in total revenue while expenses increased 87%. Interest expense increased to $2,788 for the three months ended March 31, 1998 from $1,483 for the same period in 1997 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Depreciation expense increased to $2,454 in the first quarter of 1998 from $1,380 in the first quarter of 1997 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased to $337 in the three months ended March 31, 1998 from $130 in the same period of 1997. The increase in general and administrative expense was primarily the result of additional compensation resulting from the addition of two employees and new employment agreements with the Company's Chief Executive Officer and President, as well as the additional costs incurred due to maintaining the Company's status as a public company. During the three months ended March 31, 1998, the Company incurred $63 of non-cash stock compensation expense compared to $25 of non-cash stock compensation expense in the same period of 1997 related to the vesting of options granted to executives officers. The increase stock compensation expense resulted from three months of non-cash expense in the first quarter of 1998 compared to one month of non-cash expense in the first quarter of 1997.

The $301 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40%. The Company paid no federal income taxes during the three months ended March 31, 1998 due to substantial net operating loss carryforwards (NOL) resulting from accelerated tax depreciation. At December 31, 1997, the Company had $23,577 of federal NOLs.

Net income increased to $766 for the three months ended March 31, 1998 from $126 for the same period in 1997 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal external sources of funds have been term loans from banks and seller financing secured by flight equipment and the net proceeds from the Company's initial public offering. A substantial amount of the Company's cash flows from rental of flight equipment is applied to principal and interest payments on secured debt. The terms of the Company's loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related flight equipment, at which time the Company will be required to re-lease the flight equipment and renegotiate the balloon amount of the loan or obtain other financing. Refinancing of the balloon amount is dependent upon the Company re-leasing the related flight equipment. Accordingly, the Company begins lease remarketing efforts well in advance of the lease termination. The principal use of cash is for financing the acquisition of the Company's flight equipment portfolio, which is financed by loans secured by the applicable flight equipment. As a result, the Company does not currently maintain a line of credit.

At March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $23,963 and $23,838, respectively. The Company plans to use cash and cash equivalents, together with debt financing, to acquire addition aircraft for lease.

For the three months ended March 31, 1998, net cash provided from operating activities increased by $1,220 principally as a result of profits of $640 and increases in noncash charges for depreciation and deferred taxes of $1,074 and $438, respectively, partially offset by a decrease in deferred rent of $1,018.

For the three months ended March 31, 1998, net cash used in financing activities was $2,241 compared to net cash used in financing activities of $1,497 during the three months ended March 31, 1997. In both periods net cash used was principally due to loan paydowns.

Cash and cash equivalents vary from period to period principally as a result of the timing of the purchase and sale of aircraft.

The Company uses interest swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt and does not use them for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

The Company's ability to execute successfully its business strategy and to sustain its operations is dependent, in part, on its ability to obtain financing and to raise equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new aircraft to its lease portfolio, renew leases, re-lease an aircraft, repair or recondition an aircraft if required, or retain ownership of an aircraft on which financing has expired would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's financing arrangements to date have been dependent in part upon International Lease Finance Corporation.

IMPACT OF YEAR 2000

No change has occurred in the Company's Year 2000 status as previously disclosed in its December 31, 1997 report on Form 10-K.

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

          4.12         Senior Term Loan Agreement, dated December 10, 1997, between IAI V, Inc. and International Lease
                       Finance Corporation. Filed as Exhibit 4.12 to Form 10-Q for the quarterly period ended
                       September 30, 1997, and incorporated herein by reference

         NUMBER                                                  DESCRIPTION
         ------                                                  -----------
          4.13         The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

           18          Preferability letter regarding change in accounting principle

          27.1         Financial Data Schedule for the three months ended March 31, 1998

          27.2         Financial Data Schedule for the three months ended March 31, 1997


REPORTS ON FORM 8-K:

During the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERNATIONAL AIRCRAFT INVESTORS



May 13, 1998                                   by: /s/ Michael P. Grella
                                               ---------------------------------
                                               Michael P. Grella
                                               President



May 13, 1998                                   by: /s/ Rick O. Hammond
                                               ---------------------------------
                                               Rick O. Hammond
                                               Vice President-Finance
                                               And Treasurer