Form 10-Q
period 1998-06-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 1998-08-04
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

 ........................................N/A....................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at July 30, 1998
          -----                                     ----------------------------
COMMON STOCK, $.01 PAR VALUE                                  4,497,584

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX



PART I.     FINANCIAL INFORMATION                                              Page No.
Item 1.     Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets
            As of June 30, 1998 and December 31, 1997..........................   3
            Condensed Consolidated Statements of Income
            Three months ended June 30, 1998 and 1997..........................   4
            Condensed Consolidated Statements of Income
            Six months ended June 30, 1998 and 1997............................   5
            Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1998 and 1997............................   6
            Notes to Condensed Consolidated Financial Statements...............   7
Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations..........................................  10

PART II.    OTHER INFORMATION

Item 5.     Other Information..................................................  13
Item 6.     Exhibits and Reports on Form 8-K...................................  13
            Signatures.........................................................  15

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    JUNE 30,             DECEMBER 31,
                                                                      1998                   1997
                                                                  -------------         -------------
                                                                (UNAUDITED)
ASSETS
Cash and cash equivalents ................................        $  21,230,131         $  23,838,306
Flight equipment, at cost less accumulated depreciation of
   $30,310,000 at March 31, 1998 and $25,402,000
   at December 31, 1997 ..................................          167,598,257           172,506,257
Cash, restricted .........................................            8,144,227             6,976,974
Other assets .............................................            6,006,194             1,230,589
                                                                  -------------         -------------
                                                                  $ 202,978,809         $ 204,552,126
                                                                  =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses ..............        $   1,382,297         $   1,343,677
Notes payable ............................................          149,496,376           154,719,546
Lease and other deposits on flight equipment .............           13,457,187            11,236,113
Deferred rent ............................................            2,340,600             3,334,000
Deferred taxes, net ......................................            1,724,200               823,800
                                                                  -------------         -------------
                                                                    168,400,660           171,457,136
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding ....................                   --                    --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  4,497,584 shares .......................................               44,976                44,976
Additional paid-in capital ...............................           33,272,435            33,272,435
Deferred compensation ....................................             (625,000)             (750,000)
Retained earnings ........................................            1,885,738               527,579
                                                                  -------------         -------------
          Net shareholders' equity .......................           34,578,149            33,094,990
                                                                  -------------         -------------
                                                                  $ 202,978,809         $ 204,552,126
                                                                  =============         =============



      See accompanying notes to condensed consolidated financial statements

                      INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                     THREE MONTHS ENDED JUNE 30,
                                                                    ----------------------------
                                                                       1998              1997
                                                                    ----------        ----------
                                                                            (UNAUDITED)
REVENUES:
  Rental of flight equipment ...............................        $6,120,193        $3,317,732
  Interest income ..........................................           490,079            55,450
                                                                    ----------        ----------
         Total revenues ....................................         6,610,272         3,373,182
EXPENSES:
  Interest .................................................         2,731,887         1,538,012
  Depreciation .............................................         2,454,000         1,380,000
  General and administrative ...............................           372,693           159,141
  Stock compensation .......................................            62,500            75,000
                                                                    ----------        ----------
        Total expenses .....................................         5,621,080         3,152,153
                                                                    ----------        ----------
Income before income taxes .................................           989,192           221,029
Income tax expense .........................................           397,200            88,000
                                                                    ----------        ----------
        Net income .........................................        $  591,992        $  133,029
                                                                    ==========        ==========

Basic earnings per share ...................................        $      .13        $     1.90
                                                                    ==========        ==========

Diluted earnings per share .................................        $      .13        $      .08
                                                                    ==========        ==========
Weighted average common shares outstanding:
     Basic .................................................         4,497,584            70,000
                                                                    ==========        ==========
     Assuming dilution .....................................         4,679,055         1,720,470
                                                                    ==========        ==========

Pro forma effect assuming the change in accounting principle is applied retroactively:
        Net income .........................................        $  591,992        $  143,029
        Earnings per share:
         Basic .............................................        $      .13        $     2.04
         Diluted ...........................................        $      .13        $      .08


      See accompanying notes to condensed consolidated financial statements

                      INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------
                                                                            1998               1997
                                                                        -----------        -----------
                                                                                   (UNAUDITED)
REVENUES:
  Rental of flight equipment ...................................        $12,260,619        $ 6,478,881
  Consulting fees ..............................................                 --             12,000
  Interest income ..............................................            921,621             98,875
                                                                        -----------        -----------
         Total revenues ........................................         13,182,240          6,589,756
EXPENSES:
  Interest .....................................................          5,520,064          3,021,048
  Depreciation .................................................          4,908,000          2,760,000
  General and administrative ...................................            709,817            289,521
  Stock compensation ...........................................            125,000            100,000
                                                                        -----------        -----------
        Total expenses .........................................         11,262,881          6,170,569
                                                                        -----------        -----------
Income before income taxes and cumulative effect of accounting
  change .......................................................          1,919,359            419,187
Income tax expense .............................................            770,200            160,000
                                                                        -----------        -----------
Net income before cumulative effect of accounting change .......          1,149,159            259,187
Cumulative effect of change in accounting for ancillary
  payments under lease agreements, net of income tax expense
 of $139,000 ...................................................            209,000                 --
                                                                        -----------        -----------
        Net income .............................................        $ 1,358,159        $   259,187
                                                                        ===========        ===========
Basic earnings share:
        Net income before cumulative effect of accounting change        $       .25        $      3.70
        Cumulative effect of accounting change .................                .05                 --
                                                                        -----------        -----------
        Net income .............................................        $       .30        $      3.70
                                                                        ===========        ===========
Diluted earnings per share:
        Net income before cumulative effect of accounting change        $       .25        $       .15
        Cumulative effect of accounting change .................                .04                 --
                                                                        -----------        -----------
        Net income .............................................        $       .29        $       .15
                                                                        ===========        ===========
Weighted average common shares outstanding:
     Basic .....................................................          4,497,584             70,000
                                                                        ===========        ===========
     Assuming dilution .........................................          4,661,662          1,750,470
                                                                        ===========        ===========

Pro forma effect assuming the change in accounting principle is applied retroactively:
        Net income .............................................        $ 1,149,159        $   279,187
        Earnings per share:
         Basic .................................................        $       .25        $      3.99
         Diluted ...............................................        $       .25        $       .16



      See accompanying notes to condensed consolidated financial statements

                      INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------
                                                                    1998                  1997
                                                                ------------         ------------
                                                                           (UNAUDITED)
Cash flows from operating activities:
Net income .............................................        $  1,358,159         $    259,187
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation of flight equipment ....................           4,908,000            2,760,000
   Cumulative effect of accounting change ..............            (209,000)                  --
   Amortization of deferred transaction fees ...........             103,105               76,567
   Deferred taxes, net .................................             900,400              154,000
   Stock compensation ..................................             125,000              100,000
   (Increase) decrease in assets:
   Cash, restricted ....................................          (1,167,253)          (2,444,309)
   Other assets ........................................          (4,864,460)            (386,592)
   Increase (decrease) in liabilities:
   Accrued interest and other accrued liabilities ......              38,620              173,215
   Lease and other deposits on flight equipment ........           2,430,074            4,388,110
   Deferred rent .......................................            (993,400)              86,000
                                                                ------------         ------------
   Net cash provided by operating activities ...........           2,629,245            5,166,178
Cash flows from investing activities:
   Purchase of flight equipment ........................                  --          (30,200,000)
                                                                ------------         ------------
   Net cash used in investing activities ...............                  --          (30,200,000)
Cash flows from financing activities:
   Repayment of notes payable ..........................          (4,195,319)          (2,389,845)
   Repayment of notes payable to ILFC ..................          (1,000,601)            (243,012)
   Repayment of notes payable to GLH ...................             (41,500)                  --
   Proceeds from notes payable .........................                  --           22,500,000
   Proceeds from notes payable from ILFC ...............                  --            4,433,000
   Issuance of common stock ............................                  --               50,000
                                                                ------------         ------------
   Net cash (used in) provided by financing activities .          (5,237,420)          24,350,143
                                                                ------------         ------------
   Net decrease in cash and cash equivalents ...........          (2,608,175)            (683,679)
Cash and cash equivalents at beginning of period .......          23,838,306            1,174,369
                                                                ------------         ------------
Cash and cash equivalents at end of period .............        $ 21,230,131         $    490,690
                                                                ============         ============
Supplemental disclosure of cash flow information
   Cash paid for interest ..............................        $  5,378,339         $  2,865,008



      See accompanying notes to condensed consolidated financial statements

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of June 30, 1998 and December 31, 1997 and the results of its operations for the three month and six month periods ended June 30, 1998 and 1997 and its cash flows for the three and six months ended June 30, 1998 and 1997. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.  ACCOUNTING CHANGE

Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings and earnings per share, before cumulative effect of accounting change, for the three month and six month periods ended June 30, 1998, respectively were increases of $157,000 ($.03 per basic and diluted share) and $314,000 ($.07 per basic and diluted share). The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209,000 ($.05 per basic and diluted share), net of related income taxes of $139,000. The pro forma amounts shown on the condensed consolidated statements of income have been adjusted for the effect of retroactive application.

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

4.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share." SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:


                                                            THREE MONTHS                    SIX MONTHS
                                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                                     --------------------------      --------------------------
                                                        1998            1997            1998            1997
                                                     ----------      ----------      ----------      ----------
Numerator:
  Net income before cumulative effect of
   accounting change ..........................      $  591,992      $  133,029      $1,149,159      $  259,187
  Cumulative effect of change in accounting for
   ancillary payments under lease agreements ...             --              --         209,000              --
                                                     ----------      ----------      ----------      ----------
Net income ....................................      $  591,992      $  133,029      $1,358,159      $  259,187

Denominator:
  Denominator for basic earnings per share-
   weighted average shares outstanding ........       4,497,584          70,000       4,497,584          70,000
Effect of dilutive securities:
  Employee stock options ......................         181,471         156,873         164,078         186,873
  Non-employee stock options ..................              --         240,069              --         240,069
  Convertible preferred stock .................              --       1,097,973              --       1,097,973
  Convertible note payable ....................              --         155,555              --         155,555
                                                     ----------      ----------      ----------      ----------
Dilutive potential common shares ..............         181,471       1,650,470         164,078       1,680,470
                                                     ----------      ----------      ----------      ----------
  Denominator for diluted earnings per share-
   adjusted weighted average shares and assumed
   conversions ................................       4,679,055       1,720,470       4,661,662       1,750,470

Basic earnings per share:
  Net income before cumulative effect of
   accounting change ..........................      $      .13      $     1.90      $      .25      $     3.70
Cumulative effect of accounting change ........              --              --             .05              --
                                                     ----------      ----------      ----------      ----------
Net income ....................................      $      .13      $     1.90      $      .30      $     3.70
                                                     ==========      ==========      ==========      ==========
Diluted earnings per share:
  Net income before cumulative effect of
   accounting change ..........................      $      .13      $      .08      $      .25      $      .15
  Cumulative effect of accounting change ......              --              --             .04              --
                                                     ----------      ----------      ----------      ----------
  Net income ..................................      $      .13      $      .08      $      .29      $      .15
                                                     ==========      ==========      ==========      ==========

   The Company issued its underwriters warrants to purchase 260,000 shares of its common stock at $12 per share in connection with its initial public offering. These warrants were excluded from the computation of diluted net income per common share because they were anti-dilutive. The warrants are exercisable through November 5, 2000.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  NOTES PAYABLE

In April 1998, the Company refinanced a note payable for $3,755,900 with a bank to August 1998. The Company is in the process of extending the note to April 2003. In April 1998, the Company repaid a note payable with a balance of $886,000. The Company's composite interest rate was 7.3% and 7.4% at June 30, 1998 and 1997, respectively.

6.  NEW ACCOUNTING STANDARDS

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. SFAS No. 130, "Comprehensive Income" is the same as income as reported on the accompanying condensed consolidated financial statements. The Company plans to implement SAFS No. 131 in connection with its 1998 reporting on Form 10-K. As SFAS No. 131 only requires additional disclosures, the Company expects there will be no material impact on its financial condition or results of operations from its implementation.

7.  SUBSEQUENT EVENTS

During July 1998, the Company completed the purchase of a Boeing Model MD-83 on lease to Air Liberte through April 2002. Air Liberte, a French regional carrier, is 74% owned by British Airways. The acquisition from International Lease Finance Corporation was financed through a combination of equity investment and seller financing. The Company is in the process of refinancing with a bank a portion of the seller financing.

In July 1998, the Company entered into an agreement to purchase two additional twin engine jet aircraft--a 1989 Boeing Model 737-400 and a 1993 Airbus Model A320-200. The 737-400 is on lease to Asiana, a Korean airline through January 2000 and the A320-200 is on lease to TransAer, an Irish charter airline through October 2001.

In July 1998, the Company extended the lease of a Boeing Model 737-200 advance to Air New Zealand to March 2001.

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

ACCOUNTING CHANGE

Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings, before cumulative effect of accounting change, for the three and six month periods ended June 30, 1998, respectively were an increase of $157 and $314. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

Revenues from rental of flight equipment increased by 84%, or $2,802, to $6,120 in the three months ended June 30, 1998 compared to the same period in 1997 as a result of the Company having ten aircraft under lease in the three months ended June 30, 1998 compared to seven aircraft under lease in the same period of 1997, as well as the impact of the change in accounting method discussed above.

Interest income increased to $490 for the three months ended June 30, 1998 from $55 for the same period in 1997 principally as a result of interest on increased cash balances, primarily from the Company's initial public offering in November 1997 and restricted cash balances.

Expenses as a percent of total revenues were 85% and 93% during the three months ended June 30, 1998 and 1997, respectively. This decrease in the percentage is due to the effect of the 96% increase in total revenue while expenses increased 78%. Interest expense increased to $2,732 for the three months ended June 30, 1998 from $1,538 for the same period in 1997 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. The Company's composite interest rate was 7.3% and 7.4% at June 30, 1998 and 1997, respectively. Depreciation expense increased to $2,454 in the second quarter of 1998 from $1,380 in the second quarter of 1997 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased to $373 in the three months ended June 30, 1998 from $159 in the same period of 1997. The increase in general and administrative expense was primarily the result of additional compensation resulting from the addition of two employees and new employment agreements with the Company's Chief Executive Officer and President, as well as the additional costs incurred due to maintaining the Company's status as a public company. During the three months ended June 30, 1998, the Company incurred $63 of non-cash stock compensation expense compared to $75 of non-cash stock compensation expense in the same period of 1997 related to the vesting of options granted to executive officers.

The $309 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40%. The Company paid no federal income taxes during the three months ended June 30, 1998 due to substantial net operating loss carryforwards (NOL) resulting from accelerated tax depreciation. At December 31, 1997, the Company had $23,577 of federal NOLs.

Net income increased to $592 for the three months ended June 30, 1998 from $133 for the same period in 1997 due to the factors described above.


Six Months Ended June 30, 1998 and 1997

Revenues from rental of flight equipment increased by 89%, or $5,782, to $12,261 in the six months ended June 30, 1998 compared to the same period in 1997 as a result of the Company having ten aircraft under lease in the six months ended June 30, 1998 compared to seven aircraft under lease in the same period of 1997, as well as the impact of the change in accounting method discussed above.

The decrease in consulting fees of $12 is primarily the result of the termination in January 1997 of an arrangement with Great Lakes Holdings ("Great Lakes"), a company owned 100% by the Chief Executive Officer and the President of the Company. No further consulting fees are expected to be received from Great Lakes.

Interest income increased to $922 for the six months ended June 30, 1998 from $99 for the same period in 1997 principally as a result of interest on increased cash balances, primarily from the Company's initial public offering in November 1997 and restricted cash balances.

Expenses as a percent of total revenues were 85% and 94% during the six months ended June 30, 1998 and 1997, respectively. This decrease in the percentage is due to the effect of the 100% increase in total revenue while expenses increased 83%. Interest expense increased to $5,520 for the six months ended June 30, 1998 from $3,021 for the same period in 1997 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Depreciation expense increased to $4,908 in 1998 from $2,760 in 1997 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased to $710 in the six months ended June 30, 1998 from $290 in the same period of 1997. The increase in general and administrative expense was primarily the result of additional compensation resulting from the addition of two employees and new employment agreements with the Company's Chief Executive Officer and President, as well as the additional costs incurred due to maintaining the Company's status as a public company. During the six months ended June 30, 1998, the Company incurred $125 of non-cash stock compensation expense compared to $100 of non-cash stock compensation expense in the same period of 1997 related to the vesting of options granted to executives officers.

The $610 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40%. The Company paid no federal income taxes during the three months ended June 30, 1998 due to substantial net operating loss carryforwards (NOL) resulting from accelerated tax depreciation. At December 31, 1997, the Company had $23,577 of federal NOLs.

Net income increased to $1,358 for the six months ended June 30, 1998 from $259 for the same period in 1997 due to the factors described above, as well as a $209 cumulative effect of accounting change.

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

For the six months ended June 30, 1998, net cash provided from operating activities decreased by $2,537 principally as a result of decreases in other assets, deferred rent and lease and other deposits on flight equipment of $4,478, $1,079 and $1,958, respectively, partially offset by an increase of $1,099 in net income, increases in noncash charges for depreciation and deferred taxes of $2,148 and $746, respectively, as well as a $1,277 increase in restricted cash.

During the six months ended June 30, 1997, the Company acquired aircraft on lease for $30,200. No aircraft were purchased during the six months ended June 30, 1998.

For the six months ended June 30, 1998, net cash used in financing activities was $5,237 compared to net cash provided by financing activities of $24,350 during the six months ended June 30, 1997. The Company made loan paydowns of $5,237 compared to $2,633 in 1997. In 1997, the Company borrowed $26,933 to finance the acquisition of aircraft and received $50 from the exercise of management stock options.

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

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Bylaws of the Company provide that for business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Company, not less than 60 days prior nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure made. Since the last annual meeting was held on May 21, 1998, a shareholder's notice for the 1999 annual meeting must be received by the Company on or after February 20, 1999 and on or prior to March 22, 1999, unless the 1999 annual meeting is called for a date not within 30 days before or after May 21, 1999.

A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Company's books, of the shareholder proposing such business,
(c) the class and number of shares of the Company which are beneficially owned by the shareholder, and (d) any material interest of the shareholder in such business.


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

      NUMBER                            DESCRIPTION
      ------                            -----------
        4.7       Secured Credit Agreement dated as of December 21, 1993 between
                  IAI II, Inc. and Continental Bank, N.A. Filed as Exhibit 4.7
                  to Registration Statement No. 333-19875, and incorporated
                  herein by reference

        4.8 Note in the original principal amount of $21,976,677 made by IAI II, Inc. in favor of Continental Bank, N.A. Filed as
                  Exhibit 4.8 to Registration Statement No. 333-19875, and incorporated herein by reference

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

        4.13 The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

        18        Preferability letter regarding change in accounting principle.
                  Filed as Exhibit 18 to Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

        27.1      Financial Data Schedule for the three months ended June 30,
                  1998

        27.2      Financial Data Schedule for the six months ended June 30, 1998

        27.3      Financial Data Schedule for the three months ended June 30,
                  1997

        27.4      Financial Data Schedule for the six months ended June 30, 1997


REPORTS ON FORM 8-K:

During the quarter ended June 30, 1998, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERNATIONAL AIRCRAFT INVESTORS



August 3, 1998                          by: /S/ Michael P. Grella
                                        -------------------------------
                                        Michael P. Grella
                                        President



August 3, 1998                          by: /S/ Rick O. Hammond
                                        -------------------------------
                                        Rick O. Hammond
                                        Vice President-Finance
                                        And Treasurer