Form 10-Q
period 1998-09-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 1998-11-12
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
      (Mark One)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from................to................
                        Commission file number 000-22249

                        INTERNATIONAL AIRCRAFT INVESTORS
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                         95-4176107
State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

          3655 TORRANCE BOULEVARD, SUITE 410 TORRANCE, CALIFORNIA 90503
               (Address of principal executive offices) (Zip Code)

                                 (310) 316-3080
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X..... No........

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                   Outstanding at November 9, 1998
COMMON STOCK, $.01 PAR VALUE                             4,231,784

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX



PART I.      FINANCIAL INFORMATION                                                         Page No.

Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets
             As of September 30, 1998 and December 31, 1997..............................      3
             Condensed Consolidated Statements of Income
             Three months ended September 30, 1998 and 1997..............................      4
             Condensed Consolidated Statements of Income
             Nine months ended September 30, 1998 and 1997...............................      5
             Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1998 and 1997...............................      6
             Notes to Condensed Consolidated Financial Statements........................      7
Item 2.      Management's Discussion and Analysis of Financial Condition
             And Results of Operations...................................................     10

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................................     13
             Signatures..................................................................     14

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                   1998             1997
                                                              ---------------   -------------
                                                                (UNAUDITED)
ASSETS
Cash and cash equivalents ................................      $19,370,239       $23,838,306
Flight equipment, at cost less accumulated depreciation of
   $33,043,000 at September 30, 1998 and $25,402,000
   at December 31, 1997 ..................................      209,974,257       172,506,257
Cash, restricted .........................................        8,815,195         6,976,974
Other assets .............................................          984,635         1,230,589
                                                              -------------     -------------
                                                               $239,144,326      $204,552,126
                                                              =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses ..............       $1,348,198        $1,343,677
Notes payable ............................................      183,132,787       154,719,546
Lease and other deposits on flight equipment .............       15,375,299        11,236,113
Deferred rent ............................................        2,499,988         3,334,000
Deferred taxes, net ......................................        2,140,044           823,800
                                                              -------------     -------------
                                                                204,496,316       171,457,136
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding ....................               --                --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  4,407,584 shares at September 30, 1998 and
  4,497,584 shares at December 31, 1997 ..................           44,076            44,976
Additional paid-in capital ...............................       32,629,269        33,272,435
Deferred compensation ....................................         (562,500)         (750,000)
Retained earnings ........................................        2,537,165           527,579
                                                              -------------     -------------
          Net shareholders' equity .......................       34,648,010        33,094,990
                                                              -------------     -------------
                                                               $239,144,326      $204,552,126
                                                              =============     =============

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME





                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                  1998           1997
                                                             -------------    ------------
                                                                       (UNAUDITED)
REVENUES:
  Rental of flight equipment ...............................    $6,858,318    $4,048,850
  Interest income ..........................................       449,252       102,334
                                                                ----------    ----------
         Total revenues ....................................     7,307,570     4,151,184
EXPENSES:
  Interest .................................................     3,078,618     2,034,430
  Depreciation .............................................     2,724,000     1,701,000
  General and administrative ...............................       357,025       174,157
  Stock compensation .......................................        62,500        75,000
                                                                ----------    ----------
        Total expenses .....................................     6,222,143     3,984,587
                                                                ----------    ----------
Income before income taxes .................................     1,085,427       166,597
Income tax expense .........................................       434,000        66,600
                                                                ----------    ----------
        Net income .........................................      $651,427       $99,997
                                                                ==========    ==========

Basic earnings per share ...................................       $   .15       $  1.23
                                                                ==========    ==========

Diluted earnings per share .................................       $   .14       $   .06
                                                                ==========    ==========
Weighted average common shares outstanding:
       Basic ...............................................     4,486,497        81,110
                                                                ==========    ==========
       Assuming dilution ...................................     4,634,132     1,755,512
                                                                ==========    ==========

Pro forma effect assuming the change in accounting principle is applied retroactively:
        Net income .........................................      $651,427      $109,997
        Earnings per share:
               Basic .......................................       $   .15       $  1.36
               Diluted .....................................       $   .14       $   .06



      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                        1998          1997
                                                                  -------------    --------------
                                                                           (UNAUDITED)
REVENUES:
  Rental of flight equipment ...................................    $19,118,937    $10,527,731
  Consulting fees ..............................................             --         12,000
  Interest income ..............................................      1,370,873        201,209
                                                                    -----------    -----------
         Total revenues ........................................     20,489,810     10,740,940
EXPENSES:
  Interest .....................................................      8,598,682      5,055,478
  Depreciation .................................................      7,632,000      4,461,000
  General and administrative ...................................      1,066,842        463,678
  Stock compensation ...........................................        187,500        175,000
                                                                    -----------    -----------
        Total expenses .........................................     17,485,024     10,155,156
                                                                    -----------    -----------
Income before income taxes and cumulative effect of accounting
  change .......................................................      3,004,786        585,784
Income tax expense .............................................      1,204,200        226,600
                                                                    -----------    -----------
Net income before cumulative effect of accounting change .......      1,800,586        359,184
Cumulative effect of change in accounting for ancillary
  payments under lease agreements, net of income tax expense
 of $139,000 ...................................................        209,000             --
                                                                    -----------    -----------
        Net income .............................................     $2,009,586       $359,184
                                                                    ===========    ===========
Basic earnings share:
        Net income before cumulative effect of accounting change       $    .40       $   4.87
        Cumulative effect of accounting change .................            .05             --
                                                                    -----------    -----------
        Net income .............................................       $    .45       $   4.87
                                                                    ===========    ===========
Diluted earnings per share:
        Net income before cumulative effect of accounting change       $    .39       $    .20
        Cumulative effect of accounting change .................            .04             --
                                                                    -----------    -----------
        Net income .............................................       $    .43       $    .20
                                                                    ===========    ===========
Weighted average common shares outstanding:
       Basic ...................................................      4,493,848         73,703
                                                                    ===========    ===========
       Assuming dilution .......................................      4,635,019      1,765,790
                                                                    ===========    ===========

Pro forma effect assuming the change in accounting principle is applied retroactively:
        Net income .............................................     $1,800,586       $389,184
        Earnings per share:
               Basic ...........................................       $    .40       $   5.28
               Diluted .........................................       $    .39       $    .22


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                          1998              1997
                                                     -------------     -------------
                                                               (UNAUDITED)

Cash flows from operating activities:
Net income .......................................    $  2,009,586     $    359,184
Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation of flight equipment .............       7,632,000        4,461,000
                                                                          1,380,000
    Cumulative effect of accounting change .......        (209,000)              --
    Amortization of deferred transaction fees ....         170,474          138,775
    Deferred taxes, net ..........................       1,316,244          219,000
    Stock compensation ...........................         187,500          175,000
    (Increase) decrease in assets:
    Cash, restricted .............................      (1,838,221)      (2,838,755)
    Other assets .................................          89,730         (350,887)
    Increase (decrease) in liabilities:
    Accrued interest and other accrued liabilities           4,521          602,347
    Lease and other deposits on flight equipment .       4,348,186        4,809,680
    Deferred rent ................................        (834,012)         250,500
                                                      ------------     ------------
    Net cash provided by operating activities ....      12,877,008        7,825,844
Cash flows from investing activities:
    Purchase of flight equipment .................     (45,100,000)     (52,906,283)
                                                      ------------     ------------
    Net cash used in investing activities ........     (45,100,000)     (52,906,283)
Cash flows from financing activities:
    Repayment of notes payable ...................      (6,038,104)      (3,786,017)
    Repayment of notes payable to ILFC ...........      (1,805,405)        (323,712)
    Repayment of notes payable to GLH ............         (41,500)              --
    Proceeds from notes payable ..................              --       23,500,000
    Proceeds from notes payable from ILFC ........      36,284,000       24,433,000
    Proceeds from notes payable from GLH .........              --          200,000
    Issuance of common stock .....................              --           50,000
    Repurchase of common stock ...................        (644,066)              --
                                                      ------------     ------------
    Net cash provided by financing activities ....      27,754,925       44,073,271
                                                      ------------     ------------
    Net decrease in cash and cash equivalents ....      (4,468,067)      (1,007,168)
Cash and cash equivalents at beginning of period .      23,838,306        1,174,369
                                                      ------------     ------------
Cash and cash equivalents at end of period .......    $ 19,370,239     $    167,201
                                                      ============     ============
Supplemental disclosure of cash flow information
    Cash paid for interest .......................    $  8,565,405     $  4,406,756
    Cash paid for income taxes ...................    $     18,156     $         --


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of September 30, 1998 and December 31, 1997 and the results of its operations for the three month and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.    ACCOUNTING CHANGE

Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings and earnings per share, before cumulative effect of accounting change, for the three month and nine month periods ended September 30, 1998, respectively were increases of $164,000 ($.04 per basic and diluted share) and $478,000 ($.11 per basic and $.10 per diluted share). The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209,000 ($.05 per basic and diluted share), net of related income taxes of $139,000. The pro forma amounts shown on the condensed consolidated statements of income have been adjusted for the effect of retroactive application.

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

The Company leases flight equipment to various commercial airline fleets on short-term to medium-term operating leases, generally three to five years. The related flight equipment is generally financed by borrowings that become due at or near the end of the lease term through balloon payments. As a result, the Company's operating results depend on management's ability to roll over debt facilities, renegotiate favorable leases and realize estimated residual values.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                    ------------------------    ------------------------
                                                       1998          1997          1998          1997
                                                    ----------    ----------    ----------    ----------
Numerator:
   Net income before cumulative effect of
    accounting change ..........................    $  651,427    $   99,997    $1,800,586    $  359,184
   Cumulative effect of change in accounting for
    ancilary payments under lease agreements ...            --            --       209,000            --
                                                    ----------    ----------    ----------    ----------
Net income .....................................    $  651,427    $   99,997    $2,009,586    $  359,184

Denominator:
   Denominator for basic earnings per share-
    weighted average shares outstanding ........     4,486,497        81,110     4,493,848        73,703
Effect of dilutive securities:
   Employee stock options ......................       147,635       180,805       141,171       198,490
   Non-employee stock options ..................            --       240,069            --       240,069
   Convertible preferred stock .................            --     1,097,973            --     1,097,973
   Convertible note payable ....................            --       155,555            --       155,555
                                                    ----------    ----------    ----------    ----------
Dilutive potential common shares ...............       147,635     1,674,402       141,171     1,692,087
                                                    ----------    ----------    ----------    ----------
   Denominator for diluted earnings per share-
    adjusted weighted average shares and assumed
    conversions ................................     4,634,132     1,755,512     4,635,019     1,765,790

Basic earnings per share:
   Net income before cumulative effect of
    accounting change ..........................    $      .15    $     1.23    $      .40    $     4.87
Cumulative effect of accounting change .........            --            --           .05            --
                                                    ----------    ----------    ----------    ----------
Net income .....................................    $      .15    $     1.23    $      .45    $     4.87
                                                    ==========    ==========    ==========    ==========
Diluted earnings per share:
   Net income before cumulative effect of
    accounting change ..........................    $      .14    $      .06    $      .39    $      .20
   Cumulative effect of accounting change ......            --            --           .04            --
                                                    ----------    ----------    ----------    ----------
   Net income ..................................    $      .14    $      .06    $      .43    $      .20
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

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Options issued under the Eligible Directors Option Plan are excluded from the computation of diluted net income per common share because they were anti-dilutive.

5.    FLIGHT EQUIPMENT

During 1998, the Company purchased from ILFC a 1990 Boeing Model MD-83 on lease to March 2002 and a 1989 Boeing Model 737-400 on lease to January 2000 with an aggregate purchase price of $45,100,000. The Company financed these acquisitions through bridge loans and loans provided by ILFC. During the third quarter of 1998, the Company entered into an agreement to purchase a 1993 Airbus Model A320-200 on lease to October 2000. The completion of the purchase is dependant on the timing of certain bank financing.

6.    NOTES PAYABLE

The Company refinanced notes payable for $3,755,900 and $4,080,443 with banks to May 2003 and June 1999, respectively. The Company is in the process of negotiating with banks long-term financing to take out bridge loans currently with ILFC with an aggregate balance of $32,633,632 The Company's composite interest rate was 7.2% and 7.3% at September 30, 1998 and 1997, respectively.

7.    SHAREHOLDERS' EQUITY

During 1998, the Company granted options to purchase 25,000 shares of common stock at an exercise price of $10.25 under the 1997 Eligible Director Stock Option Plan. In September 1998, the Board of Directors authorized the repurchase of up to 449,758 shares of the Company's common stock of which 265,800 have been repurchased as of October 30, 1998.

8.    NEW ACCOUNTING STANDARDS

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. SFAS No. 130 is the same as income as reported on the accompanying condensed consolidated financial statements. The Company plans to implement SAFS No. 131 in connection with its 1998 reporting on Form 10-K. As SFAS No. 131 only requires additional disclosures, the Company expects there will be no material impact on its financial condition or results of operations from its implementation.

9.    SUBSEQUENT EVENTS

In October 1998, the Company re-leased its 1989 Boeing Model MD-82 aircraft until Trans World Airlines to October 2004.

In October 1998, the Company extended a bridge loan of $14,500,000 to November 1998.

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

ACCOUNTING CHANGE

Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings, before cumulative effect of accounting change, for the three and nine month periods ended September 30, 1998, respectively were an increase of $164 and $478. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

Revenues from rental of flight equipment increased by 69%, or $2,809, to $6,858 in the three months ended September 30, 1998 compared to the same period in 1997 as a result of the acquisition of three aircraft on lease, as well as the impact of the change in accounting method discussed above. The Company's lease portfolio consisted of twelve aircraft on lease with a book value of $209,974 at September 30, 1998 and nine aircraft on lease with a book value of $138,330 at September 30, 1997. During the three months ended September 30, 1998, the Company purchased a 1990 Boeing Model MD-83 on lease until March 2002, a Boeing Model 737-400 on lease to January 2000 and extended the lease of a hushkitted 1980 Boeing Model 737-200ADV aircraft to March 2001.

Interest income increased to $449 for the three months ended September 30, 1998 from $102 for the same period in 1997 principally as a result of interest on increased cash balances, primarily from the Company's initial public offering in November 1997 and restricted cash balances.

Expenses as a percent of total revenues were 85% and 96% during the three months ended September 30, 1998 and 1997, respectively. This decrease in the percentage is due to the effect of a 76% increase in total revenue while expenses increased 56%. Interest expense increased to $3,079 for the three months ended September 30, 1998 from $2,034 for the same period in 1997 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. The Company's composite interest rate was 7.2% and 7.3% at September 30, 1998 and 1997, respectively. Depreciation expense increased to $2,724 in the third quarter of 1998 from $1,701 in the third quarter of 1997 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased to $357 in the three months ended September 30, 1998 from $174 in the same period of 1997. The increase in general and administrative expense was primarily the result of additional compensation resulting from the addition of an employee and new employment agreements with the Company's Chief Executive Officer and President, as well as the additional costs incurred due to maintaining the Company's status as a public company. During the three months ended September 30, 1998, the Company incurred $63 of non-cash stock compensation expense compared to $75 of non-cash stock compensation expense in the same period of 1997 related to the vesting of options granted to executive officers.

Income before income taxes increased to $1,085 from $167 as a result of the increase in total revenues and reduction in total expenses as a percent of total revenues. The $367 increase in income tax expense primarily represents a provision for income taxes at an effective rate of 40%. The Company continues to generate substantial federal net operating loss carryforwards resulting primarily from accelerated depreciation.

Net income increased to $651 for the three months ended September 30, 1998 from $100 for the same period in 1997 due to the factors described above.


Nine Months Ended September 30, 1998 and 1997

Revenues from rental of flight equipment increased by 82%, or $8,591, to $19,119 in the nine months ended September 30, 1998 compared to the same period in 1997 as a result of the acquisition of three aircraft on lease, as well as the impact of the change in accounting method discussed above. The Company's lease portfolio consisted of twelve aircraft on lease with a book value of $209,974 at September 30, 1998 and nine aircraft on lease with a book value of $138,330 at September 30, 1997. During the nine months ended September 30, 1998, the Company purchased a 1990 Boeing Model MD-83 on lease until March 2002 and a Boeing Model 737-400 on lease to January 2000. In addition, the Company extended the lease of a 1979 Boeing Model 727-200 to April 2003 and a hushkitted 1980 Boeing Model 737- 200ADV aircraft to March 2001.

The decrease in consulting fees of $12 is primarily the result of the termination in January 1997 of an arrangement with Great Lakes Holdings ("Great Lakes"), a company owned 100% by the Chief Executive Officer and the President of the Company. No further consulting fees are expected to be received from Great Lakes.

Interest income increased to $1,371 for the nine months ended September 30, 1998 from $201 for the same period in 1997 principally as a result of interest on increased cash balances, primarily from the Company's initial public offering in November 1997 and restricted cash balances.

Expenses as a percent of total revenues were 85% and 95% during the nine months ended September 30, 1998 and 1997, respectively. This decrease in the percentage is due to the effect of the 91% increase in total revenue while expenses increased 72%. Interest expense increased to $8,599 for the nine months ended September 30, 1998 from $5,055 for the same period in 1997 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Depreciation expense increased to $7,632 in 1998 from $4,461 in 1997 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased to $1,067 in the nine months ended September 30, 1998 from $464 in the same period of 1997. The increase in general and administrative expense was primarily the result of additional compensation resulting from the addition of two employees and new employment agreements with the Company's Chief Executive Officer and President, as well as the additional costs incurred due to maintaining the Company's status as a public company. During the nine months ended September 30, 1998, the Company incurred $188 of non-cash stock compensation expense compared to $175 of non-cash stock compensation expense in the same period of 1997 related to the vesting of options granted to executives officers.

Income before income taxes and cumulative effect of accounting change increased to $3,005 from $586 as a result of the increase in total revenues and reduction in total expenses as a percent of total revenues. The $978 increase in income tax expense primarily represents a provision for income taxes at an effective rate of 40%. The Company continues to generate substantial federal net operating loss carryforwards resulting primarily from accelerated depreciation.

Net income increased to $2,010 for the nine months ended September 30, 1998 from $359 for the same period in 1997 due to the factors described above, as well as a $209 cumulative effect of accounting change.


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

For the nine months ended September 30, 1998, net cash provided from operating activities increased by $5,051 principally as a result of an increase of $1,650 in net income, increases in non-cash charges for depreciation and deferred taxes of $3,171 and 1,097, respectively, and a $1,001 decrease in restricted cash, partially offset by decreases in accrued interest and other liabilities, as well as lease and other deposits on flight equipment of $598 and $461, respectively.

Net cash used in investing activities decreased to $45,100 in the nine months ended September 30, 1998 from $52,906 in the same period of 1997. The Company acquired two aircraft on lease in both periods.

For the nine months ended September 30, 1998, net cash provided by financing activities was $27,755, including the proceeds from borrowings of $36,284 to finance the acquisition of aircraft on lease, offset by repayments of $7,885 on notes payable and $644 of common stock repurchases. For the nine months ended September 30, 1997, net cash provided by financing activities was $44,073, including borrowings of $48,133 to finance the acquisition of aircraft under lease, offset by repayments of $4,110 on notes payable and $50 received from the exercise of management stock options. In September 1998, the Board of Directors of the Company authorized the repurchase of up to 10%, or 449,758 shares, of the Company's outstanding common stock. As of October 30, 1998, the Company had repurchased 265,800 shares of common stock.

Cash and cash equivalents vary from period to period principally as a result of the timing of the purchase and sale of aircraft, as well as internally generated cash.

The Company uses interest swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt and does not use them for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

The Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in part, on its ability to obtain financing and to raise equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new aircraft to its lease portfolio, extend leases, re-lease an aircraft, repair or recondition an aircraft if required, or retain ownership of an aircraft on which financing has expired would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's financing arrangements to date have been dependent in part upon International Lease Finance Corporation.

IMPACT OF YEAR 2000 ISSUE

The Year 2000 issue results from computer programs written using two digits to identify the year in the date field. These computer programs were designed and developed without consideration of the impact of the upcoming change in the century. If not corrected, these programs could create erroneous information by or at the year 2000.

The Company has performed a review and assessment of its internal computer systems to determine the effect of the Year 2000 issue. Based on the results of this review, the Company believes that the internal effects of the Year 2000 issue will not materially affect future financial results or financial condition of the Company and the related cost for compliance will be insignificant.

The Company has also initiated formal communications with lessees, manufacturers of its aircraft and business partners to determine the extent to which the Company and its aircraft are vulnerable to those third parties' failure to address their own Year 2000 issues. The Company expects to have its review of third party issues complete by December 31, 1998. Based on the responses from third parties received, the Company does not expect an material affect on the company's financial results or financial position. As such, no contingency plan has been developed. If the remaining responses indicate a material exposure as a result of third parties, the Company will develop a contingency plan.

The Company will continue assessing its internal and external risk as the Company acquires additional information systems and enters into business relationships with additional lessees, manufacturers of aircraft and other business partners.


PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS


     NUMBER                           DESCRIPTION
     ------                           -----------
      3.1       Amended and Restated Articles of Incorporation of
                the Company. Filed as Exhibit 3.1 to Form 10-Q for
                the quarterly period ended September 30, 1997, and
                incorporated herein by reference
      3.2       Amended and Restated Bylaws of the Company. Filed
                as Exhibit 3.2 to Form 10-Q for the quarterly
                period ended September 30, 1997, and incorporated
                herein by reference
       4        The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company
      27.1      Financial Data Schedule for the three months ended September 30, 1998
      27.2      Financial Data Schedule for the nine months ended September 30, 1998
      27.3      Financial Data Schedule for the three months ended September 30, 1997
      27.4      Financial Data Schedule for the nine months ended September 30, 1997


REPORTS ON FORM 8-K:

During the quarter ended September 30, 1998, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERNATIONAL AIRCRAFT INVESTORS



November 10, 1998                      /s/ MICHAEL P. GRELLA
                                       -----------------------------------------
                                           Michael P. Grella
                                           President



November 10, 1998                      /s/ ALAN G. STANFORD, JR.
                                       -----------------------------------------
                                           Alan G. Stanford, Jr.
                                           Vice President-Controller