Form 10-K
period 1998-12-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 1999-03-29
CIK 1029688

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD
                               --------------- TO
                                ---------------.

                        COMMISSION FILE NUMBER 000-22249

                        INTERNATIONAL AIRCRAFT INVESTORS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                     95-4176107
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER ID NO.)
       INCORPORATION OR ORGANIZATION)
     3655 TORRANCE BOULEVARD, SUITE 410,                           90503
            TORRANCE, CALIFORNIA                                (ZIP CODE)
(ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE
                   OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 316-3080

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 19, 1999 was approximately $25,607,022 (based on the closing price on Nasdaq National Market as reported by the Wall Street Journal on such date).

     At March 19, 1999, the registrant had issued and outstanding an aggregate of 4,212,284 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information included in the registrant's definitive proxy statement ("Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        INTERNATIONAL AIRCRAFT INVESTORS

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR END DECEMBER 31, 1998

                               TABLE OF CONTENTS

ITEM                               PART I                               PAGE
----                               ------                               ----
 1.     Business....................................................      3
 2.     Properties..................................................     14
 3.     Legal Proceedings...........................................     14
 4.     Submission of Matters to a Vote of Securities Holders.......     14
                                  PART II
 5.     Market for Registrant's Common Equity and Related
        Stockholder Matters.........................................     15
 6.     Selected Financial Data.....................................     16
 7.     Management's Discussion and Analysis of Financial Condition
        and
        Results of Operation........................................     17
 8.     Financial Statements and Supplementary Data.................     20
 9.     Changes in and Disagreements with Accountants on Accounting
        and
        Financial Disclosure........................................     20
                              PART III
10.     Directors and Executive Officers of the Registrant..........     21
11.     Executive Compensation......................................     21
12.     Security Ownership of Certain Beneficial Owners and
        Management..................................................     21
13.     Certain Relationships and Related Owners and Management.....     21
                              PART IV
14.     Exhibits, Financial Statement Schedules and Reports on Form
        8-K.........................................................     21

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. As of December 31, 1998, we had thirteen aircraft on lease to twelve airlines worldwide. We lease aircraft under "triple net" operating leases where the lessee is responsible for all operating costs (i.e., crew, fuel, insurance, taxes, licenses, landing fees, navigation charges, maintenance, repairs and associated expenses) and we retain the potential benefit and risk of the residual value of the aircraft, as distinct from finance leases where the full cost of the aircraft is recovered over the term of the lease at generally lower lease rates.

     The Company was incorporated in California in 1988. Our principal executive offices are located at 3655 Torrance Boulevard, Suite 410, Torrance, California 90503 and our telephone and facsimile numbers are (310) 316-3080 and (310) 316-8145, respectively.

STRATEGY

     Our strategy is to focus on entering into operating leases of used, single-aisle jet aircraft to a diversified base of customers worldwide, while employing strict risk management criteria. Key elements of our business strategy include the following:

     Focus on Operating Leases. We believe that airlines are aware of the benefits of financing their fleet equipment on an operating lease basis, including preservation of cash flow and flexibility regarding fleet size and composition. We believe the operating lease of jet aircraft, especially used jet aircraft, offers the potential for a higher rate of return to us than other methods of aircraft financing, such as finance leases.

     Focus on Used Commercial Jet Aircraft with a Broad Market Acceptance. We lease used, single-aisle jet aircraft which generally range between five and 15 years old at the time the aircraft is acquired by us. We currently focus on the acquisition and lease of single-aisle jet aircraft, primarily aircraft with a seating capacity of 121 to 240 passengers. According to the 1998 Current Market Outlook published by the Boeing Commercial Airplane Group in June 1998, that type of aircraft accounted for approximately 44.6% of the world fleet at December 31, 1997. The Boeing Report estimates that the commercial replacement cycle for this type of aircraft is 25 to 28 years from manufacture date. This category of jet aircraft includes the Boeing 737-300/-400, the Boeing Model 757-200, the McDonnell Douglas MD80 series and the Airbus A320.

     Optimize Relationship with ILFC. We have had a long and continuous relationship with International Lease Finance Corporation. ILFC was an initial investor in us and currently owns approximately 1.6% of our common stock. ILFC is a major owner-lessor of commercial jet aircraft and has contacts with most airlines worldwide, the aircraft and engine manufacturers and most of the significant participants in the aircraft industry worldwide. We intend to use our relationship with ILFC to gain access, where appropriate, to various airlines and other participants in the market to facilitate the purchase, lease, re-lease and sale of aircraft. ILFC's primary focus is the acquisition and leasing of new, rather than used, commercial jet aircraft. Thus, we believe that our business complements rather than competes with ILFC. See "Relationship With ILFC" below.

     Leverage Management Experience. The successful purchase and leasing of used commercial jet aircraft requires skilled management in order to evaluate the condition and price of the aircraft to be purchased and the current and anticipated market demand for that aircraft. Our management and our Board of Directors have significant experience in the aviation industry, with an average of more than 20 years of experience, especially in the purchase, sale and financing of commercial jet aircraft, and have extensive contacts with airlines worldwide.

     Access a Diversified Global Customer Base. Our objective is to diversify our customer base to avoid dependence on any one lessee, geographic area or economic trend.

     Employ Strict Risk Management Criteria. We will only purchase aircraft that are currently under lease or are subject to a contractual commitment for lease or purchase. We seek to finance our aircraft using a non-recourse loan structure. We will not purchase aircraft on speculation. We evaluate carefully the credit risk associated with each of our lessees and the lessee's ability to operate and properly maintain the aircraft. We also evaluate the return conditions in each lease since the condition of an aircraft at the end of a lease can significantly impact the amount we will receive on the re-lease or sale of an aircraft.

AIRCRAFT LEASING

     All of our current leases are operating leases rather than finance leases. Under an operating lease, we retain title to the aircraft, thereby retaining the potential benefits and assuming the risk of the residual value of the aircraft. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature, the relatively small initial capital outlay necessary to obtain use of the aircraft and off-balance sheet treatment. Operating lease rates are generally priced higher than finance lease rates, in part because of the risks to the lessor associated with the residual value. See "Cautionary Statements."

     We target the medium-term operating lease market, which generally consists of three to eight year initial noncancelable lease terms. Our leases are "triple net leases" whereby the lessee is responsible for all operating costs (i.e., crew, fuel, insurance, taxes, licenses, landing fees, navigation charges, maintenance, repairs and associated expenses). In addition, our leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee. The leases have payment clauses that require the lessee to continue to make the lease payments regardless of circumstances, including whether or not the aircraft is in service. Certain of our leases limit the lessee's obligation to make lease payments if we violate the covenant of quiet enjoyment regarding the aircraft or if we enter bankruptcy and do not assume the lease. During the term of the lease, we are required to be named as an additional insured on the lessee's aviation hull and liability insurance policies. Also, the leases contain very specific criteria for the maintenance and regulatory status of the aircraft, as well as the return conditions for the airframe, engines, landing gears, auxiliary power unit and associated components.

     Generally, the lessee provides us with an initial security deposit that is returnable at the expiration of the lease if all lease return conditions are met by the lessee and there is no default under the lease. Depending on the creditworthiness of a lessee, in some instances the lessee will also pay into a maintenance reserve account a certain amount monthly for each hour the aircraft and/or engine has flown. The lessee may draw upon these maintenance reserves to reimburse the cost of periodic scheduled overhaul and maintenance checks. At the termination of the lease, the lessee is required to return the aircraft to us in the same condition as it was received, normal wear and tear excepted, so the aircraft is in a proper condition for re-lease or sale. See "Cautionary Statements."

     We make an analysis of the credit risk associated with each lease before entering into a lease. We evaluate the prospective lessee's available financial statements and trade and banking references, and working with our lender evaluate country and political risk, insurance coverage, liability and expropriation risk. The process for credit approval is a joint undertaking between us and the senior lender providing the debt financing for the lease. We obtain extensive financial information regarding the lessee. See "Cautionary Statements."

     Upon termination of a lease, our objective is to re-lease or sell the aircraft. Our leases generally require that the lessee notify us six to nine months prior to the termination of the lease as to whether the lessee intends to exercise any option to extend the lease. This allows us to commence our remarketing efforts well in advance of the termination of a lease. We generally negotiate lease extensions with our lessees. However, since January 1, 1996, two of our aircraft came off lease and were re-leased to new customers.

CUSTOMERS

     At December 31, 1998, our lessees included:

DOMESTIC CUSTOMERS:        FOREIGN CUSTOMERS:
- Delta Airlines, Inc.     - Air Belgium International N.V.
- ILFC (subleased to       - Air Liberte S.A.
   COPA)                   - Air Transat A.T., Inc.
- Southwest Airlines Co.   - Asiana Airlines, Inc.
- Trans World Airlines,    - British Airways Plc.
Inc.                       - COPA
                           - New Zealand International Airlines
                           Ltd.
                           - Shanghai Airlines
                           - TransAer International Airlines
                           Limited

     During the years ended December 31, 1996, 1997 and 1998, lease revenues from flight equipment generated from foreign customers accounted for approximately 52%, 61% and 68%, respectively, of total revenues.

     Many foreign countries have currency and exchange laws regulating the international transfer of currencies. We attempt to minimize our currency and exchange risks by negotiating all of our aircraft leases in U.S. Dollars. We require, as a condition to any foreign transaction, that the lessee in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to us in U.S. Dollars. Although we have attempted to minimize the foreign currency risk, to the extent that significant currency fluctuations result in materially higher rental costs to a foreign lessee, the foreign lessee may be unable or unwilling to make the required lease payments.

     The following customers accounted for more than 10% of our total revenues in one or more of the three years ended December 31, 1998:

Air Belgium International N.V.   ILFC
  1998 - 10%                     1996 - 10%
Air Transat A.T. Inc.            New Zealand International Airlines Limited
  1998 - 15%                     1996 - 10%
Alaska Airlines, Inc.            Shanghai Airlines
  1997 - 17%                     1998 - 11%
  1996 - 21%                     1997 - 13%
British Airways Plc.             Southwest Airlines Co.
  1998 - 12%                     1997 - 13%
  1997 - 11%                     1996 - 15%
British Midland Airways Limited
  1996 - 23%

FINANCING/SOURCE OF FUNDS

     We purchase used aircraft and aircraft engines on lease to airlines directly from other leasing companies or from airlines for leasing back to the airlines. Our typical purchase requires both secured debt and an equity investment by us. We generally make an equity investment of approximately 5% to 15% of the purchase price of aircraft and engines from internally generated and other cash and seller financing (primarily from ILFC). We typically finance the balance of the purchase price with the proceeds of borrowings from banks or other financial institutions secured by the aircraft being financed (to date with the support of ILFC as the seller of the flight equipment).

     We maintain banking relationships primarily with five commercial banks providing long-term secured equipment financing to us in an aggregate amount of $138.5 million at December 31, 1998. ILFC has provided certain guarantees and other financial support with respect to our borrowings which have allowed us to finance our aircraft at more favorable leverage than we could have obtained without ILFC's support. See Notes 5 and 6 to Consolidated Financial Statements.

     At December 31, 1998, $197.4 million (or 94.9%) of our borrowings to finance aircraft purchases were on a non-recourse basis. Non-recourse loans are structured as loans to special purpose subsidiaries which only own the assets which secure the loan. Only the relevant special purpose subsidiary is liable for the repayment of the non-recourse loan. We are only liable if we breach certain limited representations and warranties under the applicable loan documentation. The lender assumes the credit risk of each lease, and its only recourse upon a default under the lease is against the lessee, the leased equipment and the special purpose subsidiary. Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the terms of the lease, any guarantees and the amount of the loan. The remaining $10.6 million of our borrowings are on a recourse basis. ILFC has agreed to indemnify us for any payments under this recourse loan not funded by lease or sale payments.

     The terms of all of our current borrowings end within 30 to 60 days after the minimum noncancelable period under the related lease, after which we will be required to renegotiate the loan or obtain other financing in connection with the re-lease of the aircraft. See "Cautionary Statements."

     Notes payable due within one year totaled $58.3 million at December 31, 1998, of which $46 million represents balloon payments and $12.3 million represents installment payments. We intend to refinance $45.5 million and repay $.5 million of balloon payments in 1999. During 1996, 1997 and 1998, we refinanced $31.3 million, $40.4 million and $29.7 million of balloon payments, respectively.

     At December 31, 1998, our borrowings had interest rates ranging from 6.0% to 7.96% per annum, with a weighted average interest rate of 7.1% per annum. At December 31, 1998, approximately 6.5% of our borrowings accrued interest on a floating rate basis.

     We have previously provided for all of our financing needs through internally generated funds, borrowings and equity capital. There is no assurance that those sources will provide us with additional capital resources. Our future growth is dependent upon raising additional capital. See "Cautionary Statements."

RELATIONSHIP WITH ILFC

     ILFC was an initial investor in the Company, and owns approximately 1.6% of our common stock. Eleven of our thirteen present aircraft were acquired from ILFC and ILFC has provided certain guarantees and other financial support with respect to our borrowings. See "Financing/Source of Funds" above. ILFC has also paid various fees to us for consulting and remarketing services. We have entered into an agreement with ILFC pursuant to which ILFC has agreed to assist us in the remarketing of our aircraft if requested by us. See "Aircraft Leasing" above, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," and Note 5 to Consolidated Financial Statements. ILFC is a wholly owned subsidiary of American International Group, Inc. and is a major owner-lessor of commercial jet aircraft.

COMPETITION

     The aircraft leasing industry is highly competitive. The level of competition depends in part upon the type of aircraft being leased and prospective lessees for the aircraft. Competition is primarily based upon the availability of the aircraft required by the customer and the lease rate. We believe that only a few comparably sized companies focus primarily on the same segment of the aircraft leasing market as we do. In addition, a number of aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies (including ILFC), financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their primary focus is not on the same market segment on which we focus. Many of these periodic competitors have significantly greater financial resources than we have. Our competitors may lease aircraft at lower rates than we do and provide benefits, such as direct maintenance, crews, support services and trade-in privileges, which we do not intend to provide. We believe that we are able to compete in the leasing of used jet aircraft due to our experience in the industry and our reputation and expertise in acquiring and leasing aircraft. See "Cautionary Statements."

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

     The FAA regulates the operation and maintenance of all aircraft operated in the United States. Its regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in most other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if their airworthiness is in question.

     The Department of State and the Department of Transportation, in general, have jurisdiction over economic regulation of air transportation, but since we do not operate our aircraft for public transportation of passengers and property, we are not directly subject to their regulatory jurisdiction.

     To export aircraft from the U.S. to a foreign destination, we are required to obtain an export license from the United States Department of Commerce. To date, we have not experienced any difficulty in obtaining the required certificates, licenses and approvals either from the FAA, the Department of Commerce or any other regulatory agency or their foreign counterparts.

     Member countries of the United Nations are signatories to the International Civil Aviation Organization. Each signatory has agreed to comply with airworthiness directives of the country of manufacture of the aircraft. We will not lease our aircraft to any carrier domiciled in a country which is not a member of ICAO. We also require our lessees to comply with the most restrictive standards of either the FAA or its foreign equivalent. In some instances, we may have to share in the cost of complying with regulatory airworthiness directives. For older aircraft, a special group of airworthiness directives require extensive inspections and repairs to bring the aircraft into compliance, which are required to be paid by the lessee.

     The FAA and the civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. In most instances, older non-complying aircraft may be brought into compliance by modifying the engines. Ten of our aircraft currently comply with these regulations. One of our aircraft will be modified to comply with these regulations as a condition of an existing lease at the lessee's expense. Our remaining two aircraft, currently on lease to 2001, are leased in areas not requiring modification. These two aircraft may require modification if moved to a jurisdiction requiring compliance. Currently, these modifications range in cost from $1.7 million to $2.5 million per aircraft. In some instances, it is necessary to perform noise compliance work to lease the aircraft into a new jurisdiction. For example, Western Europe and the United States have non-addition rules which state that an aircraft which does not meet specified noise compliance regulations cannot be brought into the region and operated by an airline licensed by one of these governments. A non-complying aircraft can only be leased or sold into a market that does not require compliance with the stricter standards. See "Cautionary Statements."

INSURANCE

     We require our lessees to carry those types of insurance which are customary in the air transportation industry, including comprehensive third party liability insurance and aircraft hull insurance. We are named as an additional insured on both the liability and hull policies carried by our lessees. All policies contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the operator-lessee.

     Insurance premiums are prepaid by the lessee on a periodic basis, with payment acknowledged to us through an independent insurance broker. The territorial coverage is, in each case, suitable for our lessee's area of operations and the policies contain, among other provisions, a "no co-insurance" clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to us. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against us.

     The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis, which usually exceeds the book value of the aircraft. Aircraft hull policies contain standard clauses covering aircraft engines with deductibles required to be paid by the lessee. Furthermore, the aircraft hull policies contain full war risk endorsements, including, but not limited to, confiscation, seizure, hijacking and similar forms of retention or terrorist acts, subject to certain specified exclusions. All losses under such policies are payable in U.S. Dollars.

     The comprehensive liability insurance policies include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations with minimal deductibles. These policies generally have combined comprehensive single liability limits of not less than $200 million and require all losses to be paid in U.S. Dollars.

     Insurance policies are generally placed or reinsured in the Lloyds of London or U.S. markets. The insurance carrier under the insurance policies must be approved by us.

EMPLOYEES

     As of December 31, 1998, we had six employees. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are good.

CAUTIONARY STATEMENTS

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. The cautionary statements made in this Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-K. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

     We retain the residual value risk and the risk of the re-lease or sale of the aircraft.

     We lease our portfolio of aircraft under operating leases rather than finance leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

     - the demand for various types of aircraft

     - general market and economic conditions

     - regulatory changes, including those imposing environmental, maintenance or operational requirements

     - changes in supply or cost of aircraft

     - technological developments

     In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, we cannot assure you that our estimated residual value for aircraft will be realized. If we are unable to re-lease or resell aircraft on favorable terms, our business, financial condition and results of operations could be adversely affected.

  We depend on the airline industry

     We are in the business of providing leases of commercial jet aircraft to international and domestic airlines. Consequently, we are affected by downturns in the air transportation industry in general. We could be negatively impacted by any of the following factors affecting the air transportation industry:

     - substantial increases in fuel costs or interest rates

     - fare competition

     - slower growth in traffic

     - the number and quality of available aircraft

     - significant downturn in the general economy

     In recent years, a number of commercial airlines have experienced financial difficulties, in some cases resulting in bankruptcy proceedings. While we believe that our lease terms protect our aircraft and our investment in our aircraft, we cannot assure you that the financial difficulties experienced by airlines will not have an adverse effect on our business, financial condition and results of operations.

  We have a limited number of aircraft and lessees

     We currently own and lease thirteen aircraft to thirteen lessees. The loss of any one aircraft or the financial difficulty of or lease default by any one lessee could have a material adverse effect on our business, financial condition and results of operations.

  We depend upon ILFC

     Eleven of our current thirteen aircraft were acquired from ILFC. See "Relationship With ILFC". In connection with all of our aircraft, ILFC has provided guarantees or other financial support which have allowed us to finance the aircraft at more favorable leverage than we could have obtained without the guarantees and financial support of ILFC. In addition, ILFC has provided a portion of the consulting fees reported by us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that we will be able to continue to acquire from ILFC or from other entities aircraft and leases of the type and on terms as favorable as or better than the aircraft and leases acquired from ILFC. If aircraft and leases are acquired from ILFC or others, we cannot assure you that guarantees or financial support will be given by the seller or whether we will be able to receive as favorable leverage and interest rates from its lenders. If we are unable to acquire aircraft and leases and to finance the acquired aircraft at competitive rates, our business, financial condition and results of operations could be adversely affected. See "Relationship With ILFC," and Note 5 to Consolidated Financial Statements.

  We are exposed to our lessees' credit risk

     Certain of our existing and prospective customers are smaller domestic and foreign passenger airlines which, together with major passenger airlines, may suffer from the factors which have historically affected the airline industry. See "We depend on the airline industry" above. A lessee may default in performance of its lease obligations and we may be unable to enforce our remedies under a lease. A number of airlines have experienced financial difficulties, and certain airlines have filed for bankruptcy. A number of these airlines have ceased operations. In most cases where a debtor seeks protection under Chapter 11 of the United States Bankruptcy Code, creditors are stayed automatically from enforcing their rights. In the case of United States certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft. Specifically, the airline has 60 days from the date the lessor makes its claim to agree to perform its obligations and to cure any defaults before the lessor may repossess the aircraft. The scope of Section 1110 has been the subject of significant litigation and we cannot assure you that the provisions of Section 1110 will protect our investment in an aircraft in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

  We face special risks because of the number of foreign customers

     Leases to foreign customers may present greater risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are subject to the timing and access to courts and the remedies local laws impose in order to collect our lease payments and recover our assets. Political instability abroad and changes in international policy also present risks associated with expropriation of our leased aircraft. Although we have experienced no problems to date with our foreign lessees, we cannot assure you that we will not experience problems in collecting amounts due under leases to foreign customers or reacquiring aircraft from customers in the future. International collection problems and problems in recovering aircraft could have a material adverse effect on our business, financial condition and results of operations.

     Many foreign countries have currency and exchange laws regulating the international transfer of currencies. We attempt to minimize currency and exchange risks by negotiating all of our aircraft leases in U.S. Dollars. We require, as a condition to any foreign transaction, that the lessee in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance in U.S. Dollars of all funds contractually owed to us. Although we have attempted to minimize the foreign currency risk, to the extent that significant currency fluctuations result in materially higher rental costs to a foreign lessee, the foreign lessee may be unable or unwilling to make the required lease payments.

     Our revenues and income may be affected by political instability abroad, changes in national policy and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer.

     Our aircraft can be subject to certain foreign taxes and airport fees. Unexpected liens on an aircraft could be imposed in favor of a foreign entity, such as Eurocontrol or the airports of the United Kingdom.

  We may need to comply with certain aircraft noise requirements for some of our aircraft

     The Airport Noise and Capacity Act of 1990 requires the phaseout of Stage 2 aircraft (defined as aircraft that comply with the Stage 2 noise levels prescribed in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. Similar rules exist in other countries, including the countries in Western Europe, Australia, New Zealand and Japan, which either require compliance with regulations substantially identical to Stage 3 or which forbid the operation of additional non-Stage 3 aircraft by carriers based in those jurisdictions. This has the effect of limiting our ability to place our Stage 2 aircraft on lease in those jurisdictions until they have been modified to meet Stage 3 requirements.

     Ten of our aircraft currently meet Stage 3 requirements. One of our aircraft will be modified to meet Stage 3 requirements as a condition of an existing lease at the lessee's expense. Our remaining two aircraft are currently leased in areas not imposing Stage 3 requirements. These two aircraft may require modification if moved to a jurisdiction requiring Stage 3 compliance. Currently, these modification costs range from $1.7 million to $2.5 million per aircraft. See "Government Regulation." We cannot assure you that we will be able to obtain financing for any of these modifications.

     The ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as these procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. As the result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during night time hours, restrictions on frequency of aircraft operations and various operational procedures for noise abatement.

     The imposition of and the cost of compliance by us with statutory and regulatory requirements concerning noise restriction and abatement could have a material adverse effect on our business, financial condition and results of operations.

  We depend on our ability to obtain financing

     The operating lease business is a capital intensive business. Our typical operating lease transaction requires a cash investment by us of approximately 5% to 15% of the aircraft purchase price, commonly known as an "equity investment." Our equity investments have historically been financed from internally generated funds and other cash, seller financing (primarily from ILFC) and proceeds from our initial public offering. The balance of the purchase price of an aircraft is typically financed with the proceeds of non-recourse, secured borrowings from banks or other financial institutions (to date with the support of ILFC as the seller of the flight equipment). Accordingly, our ability to successfully execute our business strategy and to sustain our operations is dependent, in part, on the availability of debt and equity capital.

     In addition, the terms of our loans generally require a substantial balloon payment at the end of the noncancelable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the loan with its lender or obtain other financing. Refinancing the balloon amount of the loan is dependent upon our re-leasing the related aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." We cannot assure you that the necessary amount of capital will continue to be available to us on favorable terms, or at all. If we are unable to continue to obtain any portion of required financing on favorable terms, our ability to add new leases to our lease portfolio, renew leases, re-lease an aircraft, repair or recondition an aircraft if required or retain ownership of an aircraft on which financing has expired could be limited, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon ILFC. See "Reliance Upon ILFC" above and "Relationship With ILFC," and Note 5 to Consolidated Financial Statements.

  We face risks of changes in interest rates

     Our leases are generally structured at fixed rental rates for specified terms. See "Lease Portfolio" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." We cannot assure you that we will be able to finance or refinance our borrowings at fixed rates which result in acceptable interest rate spreads to the applicable leases, or at fixed rates at all. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the lease rates we realize under our leases and the interest rate that we pay under our loans. Our business, financial condition and operating results could be adversely affected during any period of increases in interest rates.

  We face actual and potential competition from many sources

     The aircraft leasing industry is highly competitive. The level of competition depends in part upon the type of aircraft being leased and prospective lessees for the aircraft. We believe that only a few comparably sized companies on a worldwide basis focus primarily on the same segment of the aircraft leasing market as we do. In addition, a number of aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies (including ILFC), financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their primary focus is not on the market segment on which we focus. Many of these periodic competitors have significantly greater financial resources than we have. Our competitors may lease aircraft at lower rates than we do and provide benefits, such as direct maintenance, crews, support services and trade-in privileges, which we do not intend to provide. We cannot assure you that we will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

  Foreign ownership of companies owning U.S. registered aircraft is limited

     We intend to maintain United States registration of some of the aircraft which we own. Aircraft may not be registered in the United States unless the registered owner is a citizen of the United States or other permissible persons under the Federal Aviation Act. If a corporation is the registered owner of an aircraft, the corporation must be organized under the laws of the United States or any State, and the president and two-thirds or more of the board of directors and at least 75% of the voting interest of the corporation must be controlled by persons who are citizens of the United States. Non-U.S. citizens may hold stock in a U.S. corporation through an appropriate voting trust. Any successful challenge to registration of an aircraft by the FAA may result in substantial penalties, including the forced sale of the aircraft, the potential for uninsured casualties to the aircraft, the loss of the benefits of the central recording system under federal law (thereby leaving the aircraft exposed to liens or other interests not of record with the FAA), and a breach by us of any leases or financing agreements with respect to the aircraft.

  The limits on liability of lessors are uncertain

     Section 44112 of Title 49 of the United States Code provides that a lessor of aircraft generally will not be liable for any personal injury or death, or damage to or loss of property, provided that the lessor is not in actual possession or control of the aircraft at the time of such injury, death or damage. Under certain circumstances, however, courts have interpreted Section 44112 narrowly, limiting its protection to certain aircraft lessors and have held that state common law remedies may apply, notwithstanding the limitations on liability under Section 44112. Under common law, the owner of an aircraft may be held liable for injuries or damage to passengers or property, and damage awards can be substantial. Because there is little case law interpreting Section 44112, we cannot assure you that the provisions of Section 44112 would fully protect us from all liabilities in connection with any injury, death, damage or loss that may be caused by any aircraft we own. For example, Section 44112 may not preempt state law with respect to liability for third party injuries arising from a lessor's or owner's own negligence. It is anticipated that each lessee under the terms of each lease to be entered into by us will be obligated to indemnify us for, or insure us against, virtually all claims by third parties; however, in the event that Section 44112 were not applicable, we cannot assure you that the lessees could fulfill their indemnity obligations under any such leases or that any insurance obtained will be sufficient.

  We could be subject to substantial costs if lessees do not properly maintain their leased aircraft

     The maintenance and operation of aircraft are strictly regulated by the FAA and foreign aviation authorities. The cost of complying with these requirements is significant. We will seek to lease our aircraft to lessees that agree to bear all or a significant portion of the costs of complying with governmental regulations. All of our current leases require the lessee to bear all of the costs of complying with governmental regulations. However, in the event a lessee fails to maintain aircraft in accordance with the terms of a lease or a lease terminates shortly before a major required overhaul, we may be required to spend substantial sums to repair or recondition the aircraft and may be required to borrow funds for the purpose. The FAA issued several Airworthiness Directives in 1990 mandating changes to the maintenance programs for older aircraft. These ADs were issued to ensure that the oldest portion of the United States' transport aircraft fleet remains airworthy. The FAA is requiring that these aircraft undergo extensive structural modifications. These modifications are required upon accumulation of 20 years' time in service or prior to the accumulation of a designated number of flight-cycles, whichever occurs later. Future regulatory changes may also increase the cost of operating or maintaining the aircraft and may adversely affect the residual value of the aircraft. The failure of a lessee to comply with lease maintenance and operation obligations or the imposition of governmental requirements involving substantial compliance costs could have a material adverse effect on our business, financial condition and results of operations.

  Changes in tax laws or accounting principles could adversely affect us

     Our leasing activities generate significant depreciation allowances that provide us with substantial tax benefits on an ongoing basis. In addition, some of our lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. Any change to current tax laws or accounting principles that make operating lease financing less attractive could adversely affect our business, financial condition and results of operations.

  We are dependent on key management

     Our business operations are dependent in part upon the expertise of certain key employees. The loss of the services of those employees, particularly William
E. Lindsey and Michael P. Grella, would have a material adverse effect on our business, financial condition and results of operations.

  Our quarterly operating results fluctuate

     We have experienced fluctuations in our quarterly operating results and anticipate that these fluctuations may continue. The factors causing fluctuations include:

     - the timing of purchases or sales of aircraft

     - the timing and extent of consulting and remarketing fees

     - unanticipated early lease terminations

     - termination of a lease and the subsequent re-lease at a different lease rate

     - default by a lessee

     Given the possibility of fluctuations, we believe that comparisons of the results of our operations for preceding quarters are not necessarily meaningful and that results for any one quarter should not be relied upon as an indication of future performance. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, the shortfall could have an immediate and significant adverse impact on the market price of our common stock.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

     We review opportunities to acquire suitable jet aircraft that meet our portfolio strategy based on market demand and customer airline requirements, as well as our portfolio mix and planning strategies. Before committing to purchase an aircraft, we take into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines and anticipated obsolescence. As a result, certain types and vintages of aircraft do not meet the profile for inclusion in our portfolio of aircraft. At December 31, 1997 and 1998, the average age of our flight equipment was 12.8 and 12.5 years, respectively. As of December 31, 1997 and 1998, our portfolio contained seven and ten aircraft, respectively that were Stage 3 compliant. See "Item 1. Business -- Cautionary Statements."

     The following table shows the scheduled lease terminations (for the minimum noncancellable period) by aircraft type for our lease portfolio at December 31, 1998:

                 AIRCRAFT TYPE                   1999   2000   2001   2002   2003   2004   TOTAL
                 -------------                   ----   ----   ----   ----   ----   ----   -----
A320-200.......................................   --     --     1      --     --     --      1
727-200........................................   --     --    --      --      1     --      1
737-200........................................   --     --     3      --     --     --      3
737-300........................................    1     --     1       1     --     --      3
737-400........................................   --     --     2      --     --     --      2
757-200........................................   --     --    --      --      1     --      1
MD-82..........................................   --     --    --      --     --      1      1
MD-83..........................................   --     --     1      --     --     --      1
                                                  --     --     --     --     --     --     --
          Total................................    1     --     8       1      2      1     13
                                                  ==     ==     ==     ==     ==     ==     ==

FACILITIES

     Our principal offices are located at 3655 Torrance Boulevard, Suite 410, Torrance, California. We occupy space in Torrance under a lease that covers approximately 3,254 square feet of office space and expires on May 31, 2004. We believe that our current facilities are adequate for our needs and do not anticipate any difficulty replacing those facilities or locating additional facilities, if needed. See Note 7 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently involved in any litigation.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our common stock is listed on the National Association of Securities Dealers Automated Quotation National Market (Nasdaq National Market) under the trading symbol "IAIS." Our stock began trading on November 5, 1997 after we completed an initial public offering of 2.6 million shares at $10 per share. The high and low sale prices, as reported by The Nasdaq Stock Market, Inc., for the years ended December 31, 1997 and 1998 were as follows:

                                                         1997               1998
                                                     -------------      -------------
                                                     HIGH      LOW      HIGH      LOW
                                                     ----      ---      ----      ---
First Quarter......................................   --       --       $10 7/8   $9 1/8
Second Quarter.....................................   --       --       $10 5/8   $8 5/8
Third Quarter......................................   --       --       $ 9 13/16 $6 3/4
Fourth Quarter.....................................  $10 15/16 $9       $ 7       $5 3/8

     On March 19, 1999, the number of holders of record of our common stock was 76.

     We have not paid any cash dividends on our capital stock. The payment of cash dividends in the future will be made at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, our financial condition and future prospects and such other factors as the Board of Directors may deem relevant. We intend to retain all available funds for use in our business. Accordingly, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial and operating data should be read in conjunction with the accompanying Consolidated Financial Statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                              AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                    1994         1995         1996         1997          1998
                                                 ----------   ----------   ----------   -----------   -----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND OTHER DATA)
STATEMENT OF INCOME DATA
  Revenues:
     Rental of flight equipment................   $ 8,108      $ 7,765      $12,681      $ 15,433      $ 26,985
     Consulting fees...........................       213          491          461           212           605
     Gain on sale of aircraft equipment........        --           --          141            --            --
     Interest income...........................        68          118          169           483         1,727
                                                  -------      -------      -------      --------      --------
          Total revenues.......................     8,389        8,374       13,452        16,128        29,317
  Expenses.....................................     7,261        7,656       12,380        15,028        24,596
  Equity in earnings of affiliates.............        --          183           --            --            --
                                                  -------      -------      -------      --------      --------
  Income before income taxes and cumulative
     effect of accounting change...............     1,128          901        1,072         1,100         4,721
  Income tax expense...........................        59           30           37           433         1,542
                                                  -------      -------      -------      --------      --------
  Net income before cumulative effect of
     accounting change.........................     1,069          871        1,035           667         3,179
  Cumulative effect of accounting change.......        --           --           --            --           209
                                                  -------      -------      -------      --------      --------
  Net income...................................   $ 1,069      $   871      $ 1,035      $    667      $  3,388
                                                  =======      =======      =======      ========      ========
  Basic earnings per share(1):
     Net income before cumulative effect of
       accounting change.......................   $ 22.27      $ 17.77      $ 14.79      $    .88      $    .72
     Cumulative effect of accounting change....        --           --           --            --           .04
                                                  -------      -------      -------      --------      --------
     Net income................................   $ 22.27      $ 17.77      $ 14.79      $    .88      $    .76
                                                  =======      =======      =======      ========      ========
  Diluted earnings per share(1):
     Net income before cumulative effect of
       accounting change.......................   $   .59      $   .48      $   .56      $    .30      $    .70
     Cumulative effect of accounting change....        --           --           --            --           .05
                                                  -------      -------      -------      --------      --------
     Net income................................   $   .59      $   .48      $   .56      $    .30      $    .75
                                                  =======      =======      =======      ========      ========
  Weighted average number of common shares
     outstanding...............................        48           49           70           754         4,430
  Weighted average number of common shares
     outstanding -- assuming dilution..........     1,826        1,826        1,837         2,207         4,545
BALANCE SHEET DATA
  Flight equipment under operating lease.......   $56,162      $95,450      $89,885      $172,506      $236,909
  Total assets.................................    57,131       96,779       92,620       204,552       267,891
  Debt financing...............................    51,688       87,825       82,710       154,720       208,002
  Shareholders' equity.........................     3,078        4,048        5,084        33,095        34,751
OTHER DATA
  Aircraft equipment owned at period end(2)....         5            8            7            10            13

---------------
(1) The earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of SFAS No. 128, see Note 1 to Consolidated Financial Statements.

(2) Aircraft equipment owned at December 31, 1995 includes one auxiliary power unit which was purchased in 1995 and sold for a gain of $141 in December 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     We are primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. We lease aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs and we retain the potential benefit or risk of the residual value of the aircraft. This is distinct from finance leases where the full cost of the aircraft is generally recovered over the term of the lease.

     Rental amounts are accrued evenly over the lease term and are recognized as revenue from the rental of flight equipment. Our flight equipment is recorded on the balance sheet at cost and is depreciated on a straight-line basis over the estimated useful life to our estimated salvage value. Revenue, depreciation expense and resultant profit for operating leases are recorded evenly over the life of the lease. Initial direct costs related to the origination of leases are capitalized and amortized over the lease terms.

ACCOUNTING CHANGE

     Effective January 1, 1998, we changed our method of accounting for income recognition for ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings, before cumulative effect of accounting change, for the year ended December 31, 1998, was an increase of $983. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     Revenues from rental of flight equipment increased by 22% to $15,433 in 1997 from $12,681 in 1996 primarily a result of the acquisition in 1997 of three aircraft under lease and the re-lease of flight equipment at a higher lease rate. Our lease portfolio increased from seven aircraft with a book value of $89,885 at December 31, 1996 to ten aircraft with a book value of $172,506 at December 31, 1997. The increase in rental revenues in 1998 to $26,985 from $15,433 in 1997 was primarily the result of the acquisition of three aircraft under lease in 1998, as well as the change in accounting method discussed above. Our lease portfolio increased from ten aircraft with a book value of $172,506 at December 31, 1997 to thirteen aircraft with a book value of $236,909 at December 31, 1998. During 1998, we purchased a 1990 MD-83 on lease until March 2001, a Boeing Model 737-400 on lease to October 2001 and an Airbus A320-200 on lease to October 2001.

     In 1996, consulting revenues totaled $461, including $144 paid by Great Lakes Holdings (which is owned by our Chief Executive Officer and our President), $78 paid by ILFC and $239 paid by unrelated third parties. In 1997, consulting revenues totaled $212, including $12 from Great Lakes, $25 from ILFC and $175 from unrelated parties. The decrease in consulting fees of $249 in 1997 was partly the result of the termination in January 1997 of an arrangement with Great Lakes. No further consulting fees are expected to be received from Great Lakes. In 1998, consulting fee revenues totaled $605, paid from unrelated parties.

     In 1996, we realized a gain on sale of aircraft equipment of $141 for the sale of an auxiliary power unit previously on lease. We did not sell aircraft equipment in 1997 or 1998.

     The increase in interest income of $314 to $483 in 1997 was primarily due to interest on cash, primarily from our initial public offering in November 1997 and on increased restricted cash balances. Interest income increased to $1,727 in 1998 from $483 in 1997 principally as a result of a full year of interest earned on increased cash from our initial public offering and on increased restricted cash balances.

     Expenses as a percent of total revenues were 92%, 93.2% and 83.9% in 1996, 1997 and 1998, respectively. The increase in the percentage from 1996 to 1997 was primarily the result of the net effect of a 20% increase in total revenues in 1997 and a 21% increase in total expenses. The decrease in the percent of total revenues from

1997 to 1998 was due to the effect of an 82% increase in total revenues and only a 64% increase in total expenses.

     Interest expense increased from $6,277 in 1996 to $7,480 in 1997 and $12,120 in 1998. The increase from 1996 to 1997 was principally the result of additional financing to acquire three aircraft in 1997, offset by loan paydowns and lower interest rates on new financings. Interest expense increased in 1998 as a result of interest on financing related to the acquisition of three additional aircraft, offset by loan paydowns and lower interest rates on new financings. Our weighted average interest rate was 7.3% and 7.1% at December 31, 1997 and 1998, respectively.

     Depreciation expense increased from $3,354 in 1996 to $6,550 in 1997 and $10,697 in 1998. The increase from 1996 to 1997 principally resulted from the acquisition of three aircraft in 1997. The increase in 1998 from 1997 resulted from the acquisition of three additional aircraft in 1998. General and administrative expenses were $553, $747 and $1,529 in 1996, 1997 and 1998, respectively. The increase from 1996 to 1997 was primarily the result of the addition of two employees. The increase from 1997 to 1998 was primarily the result of additional compensation expense as the result of new employment agreements with our Chief Executive Officer and with our President, as well as the additional costs associated with maintaining our status as a public company. In 1997 and 1998, we incurred $250 of non-cash compensation expense related to the vesting of options. We expect to incur $250 of non-cash compensation expense related to the vesting of these options in both 1999 and 2000. See Note 8 to Consolidated Financial Statements.

     We recognized income tax expense of $37, $433 and $1,542, representing effective income tax rates of 3%, 40% and 33%, during 1996, 1997 and 1998, respectively. The increase in income tax expense in 1997 represents a non-cash provision for deferred income taxes at an effective rate of 40%. We paid no federal income taxes in 1996 or 1997 due to substantial operating loss carryforwards primarily resulting from accelerated tax depreciation. The $1,109 increase in income tax expense in 1998 primarily represents a non-cash provision for deferred income taxes. Our effective tax rate decreased to 33% as a result of an increasing number of foreign aircraft in our portfolio and tax planning associated with our federal net operating loss carryforwards. During 1998, we continued to generate substantial federal net operating loss carryforwards. At December 31, 1998, we had $18,979 of federal net operating loss carryforwards. See Note 3 to Consolidated Financial Statements.

     Net income decreased from $1,035 in 1996 to $667 in 1997 and increased to $3,388 in 1998 due to the factors described above, as well as the $209 cumulative effect of accounting change in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal external sources of funds have been term loans from banks and seller financing secured by aircraft. As a result, a substantial amount of our cash flow from the rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the balloon amount of the loan or obtain other financing. Refinancing of the balloon amount is dependent upon the re-leasing the related aircraft. Accordingly, we begin lease remarketing efforts well in advance of the lease termination. See "Item 1. Business -- Financing/Source of Funds." The principal use of cash is for financing the acquisition of our aircraft portfolio, which are financed by loans secured by the applicable aircraft. We do not currently maintain a line of credit.

     At December 31, 1997 and 1998, we had cash and cash equivalents of $23,838 and $15,924, respectively.

     Net cash provided by operating activities increased from $6,796 in 1996 to $12,776 in 1997 and to $15,900 in 1998. The increase in 1997 was principally the result of the acquisition of three aircraft and their related leases. The increase in 1998 was primarily the result of the acquisition of three additional aircraft and their related leases.

     In 1996, $156 of net cash was provided by investing activities as a result of the sale of aircraft equipment for $355, offset by flight equipment purchases of $199. In 1997, the $89,171 of net cash used in investing activities was primarily used to purchase three aircraft. In 1998, cash of $75,100 was used in investing activities to purchase three additional aircraft.

     In 1996, net cash used in financing activities was $5,812, consisting of repayments of notes and other payables of $6,544 offset by the proceeds of additional borrowings of $732. In 1997, net cash provided by financing activities was $99,059 including the proceeds of borrowings of $80,463 primarily to finance the acquisition of three aircraft, offset by repayments of notes of $7,768, as well as $26,365 from both the issuance of 2,680,000 shares in our initial public offering and the issuance of 488,501 shares upon the exercise of stock options. In 1998, net cash provided by financing activities was $51,285, including proceeds from borrowings of $64,384 to finance the purchase of three aircraft, offset by repayments of $11,116 and $1,983 of common stock repurchases.

     Cash and cash equivalents vary from year to year principally as a result of the timing of the purchase and sale of aircraft.

     We use interest rate swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt and does not use swap arrangements for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

     Our ability to execute our business strategy successfully and to sustain our operations is dependent, in part, on our ability to obtain financing and to raise equity capital. We cannot assure you that the necessary amount of capital will continue to be available to us on favorable terms or at all. If we are unable to continue to obtain any portion of required financing on favorable terms, our ability to add new aircraft to our lease portfolio, renew leases, re-lease an aircraft, repair or recondition an aircraft if required, or retain ownership of an aircraft on which financing has expired would be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon ILFC. See "Item 1. Business -- Cautionary Statements."

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs written using two digits to identify the year in the date field. These computer programs were designed and developed without consideration of the impact of the upcoming change in the century. If not corrected, these programs could create erroneous information by or at the Year 2000.

     We have performed a review and assessment of our internal computer systems to determine the effect of the Year 2000 issue. Based on the results of this review, we believe that the internal effects of the Year 2000 issue will not materially affect our future financial results or financial condition.

     Failure by our lessees, manufacturers of our aircraft and business partners to properly comply with Year 2000 issues could result in lost revenues and increased expenses. We have initiated formal communications with lessees, manufacturers of our aircraft and business partners to determine the extent to which we and our aircraft are vulnerable to those third parties' failure to address their own Year 2000 issues. Based on the responses from third parties we have received, we do not expect a material affect on our financial results or our financial position. As such, no contingency plan has been developed. If future responses indicate a material exposure as a result of third parties, we will develop a contingency plan.

     We expect to be Year 2000 compliant by December 31, 1999. We have incurred no additional costs associated with the Year 2000 issue and estimate that no additional costs will be incurred.

     We will continue assessing our internal and external risk as we acquire additional information systems and enter into business relationships with additional lessees, manufacturers of aircraft and other business partners.

     A possible scenario is that one or more of our lessees would be unable to operate and generate revenues and as a result be unable to make lease payments. At this time, we are unable to estimate the likelihood or the magnitude of the resulting lost revenue.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     This analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at December 31, 1998 and are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis. See "Item 1. Business -- Cautionary Statements."

     From time to time, we enter into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangements, we pay interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the loans. We had no swap agreements at December 31, 1998.

     The carrying amounts of cash and cash equivalents approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the year-end carrying value.

     The fair values of the our debt instruments, including the related AVGs, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense in 1999 resulting from a hypothetical 10% increase in our weighted average borrowing rate at December 31, 1998 or $1,286.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two fiscal periods prior to the date of our most recent financial statements, we have not reported a change in accountants nor have there been any disagreements reported on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Beneficial Ownership of Shares" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page 23 of this report.

FINANCIAL STATEMENT SCHEDULES

     None.

EXHIBITS

    NUMBER                           DESCRIPTION
    ------                           -----------
      3.1    Amended and Restated Articles of Incorporation of the
             Company. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference
      3.2    Amended and Restated Bylaws of the Company. Filed as Exhibit
             3.2 to Form 10-Q for the quarterly period ended September
             30, 1997, and incorporated herein by reference
      4.1    Senior Term Loan Agreement, dated December 10, 1997, between
             IAI V, Inc. and City National Bank. Filed as Exhibit 4.11 to
             Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference
      4.2    The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized
             thereunder does not exceed 10% of the consolidated assets of the Company
    *10.1    Employment Agreement with William E. Lindsey. Filed as
             Exhibit 10.1 to Form 10-Q for the quarterly period ended
             September 30, 1997, and is incorporated herein by reference
    *10.2    Employment Agreement with Michael P. Grella. Filed as
             Exhibit 10.2 to Form 10-Q for the quarterly period ended
             September 30, 1997, and is incorporated herein by reference
    *10.3    1997 Stock Option and Award Plan. Filed as Exhibit 6 to
             Registration Statement No. 333-46411, and incorporated
             herein by reference
    *10.4    1997 Eligible Director Stock Option Plan. Filed as Exhibit 6
             to Registration Statement No. 333-46413, and incorporated
             herein by reference
    * 10.5   Form of Indemnity Agreement. Filed as Exhibit 10.3 to
             Registration Statement No. 333-19875, and incorporated
             herein by reference

    NUMBER                           DESCRIPTION
    ------                           -----------
     10.6    Letter Agreement, dated November 6, 1996 between the Company and ILFC. Filed as Exhibit 10.4 to Registration Statement
             No. 333-19875, and incorporated herein by reference
     10.7    Letter Agreement, dated January 14, 1997, between the
             Company and ILFC. Filed as Exhibit 10.5 to Registration
             Statement No. 333-19875, and incorporated herein by
             reference
     23.1    Consent of KPMG LLP, independent certified public
             accountants
     27.1    Financial Data Schedule for the year ended December 31, 1998
     27.2    Financial Data Schedule for the year ended December 31,
             1997 -- Restated

---------------
* Management contracts.

REPORTS ON FORM 8-K:

     During the quarter ended December 31, 1998, we did not file any reports on Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   24
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   25
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................   26
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996,
  1997 and 1998.............................................   27
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   28
Notes to Consolidated Financial Statements..................   29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
International Aircraft Investors:

     We have audited the accompanying consolidated balance sheets of International Aircraft Investors and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for income recognition for ancillary payments under lease agreements effective January 1, 1998.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Aircraft Investors and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
January 19, 1999

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Cash and cash equivalents...................................  $ 15,923,982   $ 23,838,306
Flight equipment, at cost, net..............................   236,908,773    172,506,257
Deferred fees...............................................     1,180,681        628,103
Cash, restricted............................................    13,387,878      6,976,974
Other assets................................................       489,702        602,486
                                                              ------------   ------------
                                                              $267,891,016   $204,552,126
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses.................  $  1,000,291   $  1,343,677
Notes payable...............................................   208,001,908    154,719,546
Lease and other deposits....................................    18,629,524     11,236,113
Deferred rent...............................................     3,030,812      3,334,000
Deferred taxes, net.........................................     2,477,876        823,800
                                                              ------------   ------------
                                                               233,140,411    171,457,136
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 15,000,000
     shares; none issued and outstanding....................            --             --
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued and outstanding 4,216,284 shares at
     December 31, 1998 and 4,497,584 shares at December 31,
     1997...................................................        42,163         44,976
  Additional paid-in capital................................    31,292,324     33,272,435
  Deferred stock compensation...............................      (500,000)      (750,000)
  Retained earnings.........................................     3,916,118        527,579
                                                              ------------   ------------
          Net shareholders' equity..........................    34,750,605     33,094,990
                                                              ------------   ------------
                                                              $267,891,016   $204,552,126
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Revenues:
  Rental of flight equipment............................  $26,985,395   $15,432,631   $12,681,153
  Consulting fees.......................................      605,000       212,000       460,950
  Gain on sale of aircraft equipment....................           --            --       141,000
  Interest income.......................................    1,727,480       482,842       169,023
                                                          -----------   -----------   -----------
          Total revenues................................   29,317,875    16,127,473    13,452,126
Expenses:
  Interest..............................................   12,119,746     7,480,490     6,277,388
  Depreciation..........................................   10,697,484     6,550,000     5,549,700
  General and administrative............................    1,529,200       747,287       552,778
  Stock compensation....................................      250,000       250,000            --
                                                          -----------   -----------   -----------
          Total expenses................................   24,596,430    15,027,777    12,379,866
Income before income taxes and cumulative effect of
  accounting change.....................................    4,721,445     1,099,696     1,072,260
Income tax expense......................................    1,541,906       433,000        37,000
                                                          -----------   -----------   -----------
Net income before cumulative effect of accounting
  change................................................    3,179,539       666,696     1,035,260
Cumulative effect of accounting change..................      209,000            --            --
                                                          -----------   -----------   -----------
Net income..............................................  $ 3,388,539   $   666,696   $ 1,035,260
                                                          -----------   -----------   -----------
Basic earnings share:
  Net income before cumulative effect of accounting
     change.............................................  $       .72   $       .88   $     14.79
  Cumulative effect of accounting change................          .04            --            --
                                                          -----------   -----------   -----------
  Net income............................................  $       .76   $       .88   $     14.79
                                                          ===========   ===========   ===========
Diluted earnings per share:
  Net income before cumulative effect of accounting
     change.............................................  $       .70   $       .30   $       .56
  Cumulative effect of accounting change................          .05            --            --
                                                          -----------   -----------   -----------
  Net income............................................  $       .75   $       .30   $       .56
                                                          ===========   ===========   ===========
Weighted average common shares outstanding..............    4,430,183       754,131        70,000
                                                          ===========   ===========   ===========
Weighted average common shares -- assuming dilution.....    4,545,191     2,206,863     1,836,762
                                                          ===========   ===========   ===========
Pro forma effect assuming the change in accounting
  principle is retroactively applied:
     Net income.........................................  $ 3,179,539   $   706,696   $ 1,035,260
     Earnings per share:
       Basic............................................  $       .72   $       .94   $     14.79
       Diluted..........................................  $       .70   $       .32   $       .56

          See accompanying notes to consolidated financial statements.

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                       RETAINED
                                    CONVERTIBLE      COMMON STOCK       ADDITIONAL      DEFERRED       EARNINGS
                                     PREFERRED    -------------------     PAID-IN        STOCK       (ACCUMULATED
                                       STOCK       SHARES     AMOUNT      CAPITAL     COMPENSATION     DEFICIT)         NET
                                    -----------   ---------   -------   -----------   ------------   ------------   -----------
Balance at December 31, 1995......   $ 49,410       315,000   $ 3,150   $ 5,170,098   $        --    $(1,174,377)   $ 4,048,281
                                     --------     ---------   -------   -----------   -----------    -----------    -----------
Reverse stock split...............         --      (245,000)   (2,450)        2,450            --             --             --
                                     --------     ---------   -------   -----------   -----------    -----------    -----------
Adjusted balance at December 31,
  1995............................     49,410        70,000       700     5,172,548            --     (1,174,377)     4,048,281
  Net income......................         --            --        --            --            --      1,035,260      1,035,260
                                     --------     ---------   -------   -----------   -----------    -----------    -----------
Balance at December 31, 1996......     49,410        70,000       700     5,172,548            --       (139,117)     5,083,541
  Issuance of common stock from
    exercise of stock options.....         --       488,501     4,885     2,418,374            --             --      2,423,259
  Issuance of common stock from
    conversion of convertible
    preferred stock...............    (49,410)    1,103,528    11,035        38,375            --             --             --
  Issuance of common stock
    From conversion of convertible
      note payable................         --       155,555     1,556       727,844            --             --        729,400
  Issuance of common stock, net of
    stock issuance costs..........         --     2,680,000    26,800    23,915,294            --             --     23,942,094
  Deferred stock compensation.....         --            --        --     1,000,000    (1,000,000)            --             --
  Stock compensation..............         --            --        --            --       250,000             --        250,000
  Net income......................         --            --        --            --            --        666,696        666,696
                                     --------     ---------   -------   -----------   -----------    -----------    -----------
Balance at December 31, 1997......         --     4,497,584    44,976    33,272,435      (750,000)       527,579     33,094,990
  Repurchase of common stock......         --      (281,300)   (2,813)   (1,980,111)           --             --     (1,982,924)
  Stock compensation..............         --            --        --            --       250,000             --        250,000
  Net income......................         --            --        --            --     3,388,539      3,388,539
                                     --------     ---------   -------   -----------   -----------    -----------    -----------
Balance at December 31, 1998......   $     --     4,216,284   $42,163   $31,292,324   $  (500,000)   $ 3,916,118    $34,750,605
                                     ========     =========   =======   ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1998           1997          1996
                                                        ------------   ------------   -----------
Cash flow from operating activities:
Net income............................................  $  3,388,539   $    666,696   $ 1,035,260
Adjustments to reconcile net income to net cash
  provided by operating activities: cumulative effect
  of accounting change................................       209,000             --            --
  Depreciation of flight equipment....................    10,697,484      6,550,000     5,549,700
  Amortization of deferred fees.......................       257,647        235,653       158,410
  Deferred taxes, net of effect of accounting
     change...........................................     1,654,076        423,800        30,983
  Stock compensation..................................       250,000        250,000            --
  Gain on sale of aircraft equipment..................            --             --      (141,000)
  Increase in assets:
     Cash, restricted.................................    (6,410,904)    (6,766,147)      (33,819)
     Other assets.....................................      (683,191)       (72,277)     (389,565)
  Increase (decrease) in liabilities:
     Accrued interest and other accrued expenses......      (343,386)       515,984       547,381
     Lease deposits and other deposits................     7,184,411      9,933,053       286,634
     Deferred rent....................................      (303,188)     1,039,000      (247,850)
                                                        ------------   ------------   -----------
          Net cash provided by operating activities...    15,900,488     12,775,762     6,796,134
Cash flows from investing activities: purchase of
  flight equipment....................................   (75,100,000)   (89,171,283)     (198,974)
  Proceeds from sale of flight equipment..............            --             --       355,000
                                                        ------------   ------------   -----------
          Net cash provided by (used in) investing
            activities................................   (75,100,000)   (89,171,283)      156,026
Cash flows from financing activities:
  Repayment of notes payable..........................    (8,152,498)    (6,293,592)   (5,322,926)
  Repayment of notes payable to ILFC..................    (2,880,390)    (1,274,803)     (524,292)
  Repayment of notes payable to GLH...................       (83,000)      (200,000)           --
  Proceeds from notes payable.........................    31,250,000     52,500,000       244,724
  Proceeds from notes payable to ILFC.................    33,134,000     27,762,500            --
  Proceeds from notes payable to GLH..................            --        200,000       487,500
  Issuance of common stock............................            --     26,365,353            --
  Repurchase of common stock..........................    (1,982,924)            --            --
  Payable to ILFC.....................................            --             --      (696,695)
          Net cash provided by (used in) financing
            activities................................    51,285,188     99,059,458    (5,811,689)
                                                        ------------   ------------   -----------
          Net increase (decrease) in cash and cash
            equivalents...............................    (7,914,324)    22,663,937     1,140,471
Cash and cash equivalents at beginning of year........    23,838,306      1,174,369        33,898
                                                        ------------   ------------   -----------
Cash and cash equivalents at end of year..............  $ 15,923,982   $ 23,838,306   $ 1,174,369
                                                        ============   ============   ===========
Supplemental disclosure of cash flow information --
     Cash paid for interest...........................  $ 12,205,485   $  6,772,358   $ 5,722,256
                                                        ============   ============   ===========
     Cash paid for taxes..............................  $     26,830             --            --
                                                        ============   ============   ===========

Supplemental disclosure of noncash investing and financing activities: During 1997, a 5% convertible note with a balance of $729,400 was converted to common stock.

          See accompanying notes to consolidated financial statements.

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

     Eleven of the Company's thirteen aircraft at December 31, 1998 were acquired from International Lease Finance Corporation (ILFC), a 1.6% shareholder of the Company. In connection with certain of these aircraft acquisitions, ILFC has provided loan guarantees or other financial support which have provided more favorable borrowing arrangements than the Company could otherwise have obtained. Additionally, the Company has derived certain consulting fees from ILFC for providing remarketing and other services.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

  Accounting Change

     Effective January 1, 1998, the Company changed its method of accounting for income recognition for ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings and earnings per share, before cumulative effect of accounting change, for the year ended December 31, 1998, was an increase of $983,000 ($.22 per basic and diluted share). The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209,000 ($.04 per basic share and $.05 per diluted share), net of related income taxes of $139,000. The pro forma amounts shown on the consolidated statements of income have been adjusted for the effect of retroactive application.

  Cash and Cash Equivalents

     Cash and cash equivalents includes cash and highly liquid investments purchased with an original maturity of less than 90 days. Certain cash and short-term investments for the repayment of a security deposit and maintenance reserves are restricted pursuant to certain loan agreements. Such security deposit and maintenance reserves mature through November 2004.

  Deferred Fees

     The direct costs related to purchase and lease agreements are capitalized and amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the related lease.

     The costs related to asset value guarantees (AVGs) are capitalized and amortized to expense using the straight-line method over the term of the AVG, generally ten years. At December 31, 1998 and 1997, deferred fees related to AVGs were $255,106 and $291,417, respectively.

  Rentals

     The Company leases flight equipment under operating leases. Accordingly, income is recognized over the life of noncancelable lease terms under the straight-line method.

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

  Flight Equipment and Depreciation

     Flight equipment is stated at cost. Major additions and modifications are capitalized. Depreciation of flight equipment is generally computed on a straight-line method over the estimated remaining useful lives (25 year original life less years in service at the date of acquisition) assuming a 15% estimated residual value.

  Maintenance Reserves and Interest Income

     Normal maintenance and repairs of flight equipment on lease are provided by and paid for by the lessee. Maintenance reserves received under certain leases amounted to $5,959,306, $7,672,043 and $268,581 during the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, one of the Company's lessees held a related maintenance reserve with ILFC in accordance with an agreed-upon arrangement. The Company received interest earned on this reserve held with ILFC which amounted to $40,699 and $62,100 during 1997 and 1996, respectively. The lease and related arrangement expired April 1997.

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

     The fair values of the Company's interest rate swaps approximate unamortized costs as the remaining amortization periods are short-term. The fair value of the amount due from ILFC approximates the carrying value as the fair value was determined using the present value method with the Company's internal rate of return. The fair values of the Company's debt instruments, including the related AVGs, approximate the carrying values because (1) the rates currently offered to the Company are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items.

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets,

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

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

  Stock Compensation

     Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 (APBO No. 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied. The Company elected to continue to measure compensation cost under APBO No. 25. Had compensation cost been determined using the fair value at the grant date for awards during 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amount as indicated below. No options were issued in 1996.

Net earnings as reported....................................  $3,388,539
Pro forma net earnings......................................   3,281,442
Net earnings per share, as reported:
  Basic.....................................................         .76
  Diluted...................................................         .75
Pro forma net earnings per share:
  Basic.....................................................         .74
  Diluted...................................................  $      .72
                                                              ==========

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the period ended December 31, 1998; dividend yield of 0%; expected volatility of 32.3%; risk-free interest rate of between 4.4% and 5.1% and expected lives of five years.

     The weighted average fair value per share of options granted during the periods ended December 31, 1998 is $3.57.

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

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

  Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company has no items of comprehensive income and as a result SFAS. No. 130 has no impact on the Company's financial reporting.

  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1998         1997         1996
                                                             ----------   ----------   ----------
Numerator:
  Net income before cumulative effect of accounting
     change................................................  $3,179,539   $  666,696   $1,035,260
  Cumulative effect of accounting change...................     209,000           --           --
                                                             ----------   ----------   ----------
  Net income...............................................  $3,388,539   $  666,696   $1,035,260
                                                             ==========   ==========   ==========
Denominator:
  Denominator for basic earnings per share-weighted average
     shares outstanding....................................   4,430,183      754,131       70,000
Effect of dilutive securities:
  Employee stock options...................................     115,008      187,267      273,165
  Non-employee stock options...............................          --      202,580      240,069
  Convertible preferred stock..............................          --      931,196    1,097,973
  Convertible note payable.................................          --      131,689      155,555
                                                             ----------   ----------   ----------
Dilutive potential common shares...........................     115,008    1,452,732    1,766,762
  Denominator for diluted earnings per share-adjusted
     weighted average shares and assumed conversions.......   4,545,191    2,206,863    1,836,762
                                                             ==========   ==========   ==========
Basic earnings per share:
  Net income before cumulative effect of accounting
     change................................................  $      .72   $      .88   $    14.79
  Cumulative effect of accounting change...................         .04           --           --
                                                             ----------   ----------   ----------
  Net income...............................................  $      .76   $      .88   $    14.79
                                                             ==========   ==========   ==========
Diluted earnings per share:
  Net income before cumulative effect of accounting
     change................................................  $      .70   $      .30   $      .56
  Cumulative effect of accounting change...................         .05           --           --
                                                             ----------   ----------   ----------
  Net income...............................................  $      .75   $      .30   $      .56
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

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

     In 1998, the Company issued options to purchase 25,000 shares of common stock at $10.25 per share under its Eligible Directors Option Plan. These options were excluded from the compensation computation of diluted net income per common share because they were anti-dilutive. The options are exercisable through May 21, 2003.

  Significant Customers

     The following customers individually accounted for 10% or more of revenues:

                                                   NUMBER
                                                     OF
                                                 SIGNIFICANT   PERCENTAGE OF REVENUES BY
                                                  CUSTOMERS      SIGNIFICANT CUSTOMERS
                                                 -----------   -------------------------
YEAR ENDED DECEMBER 31:
  1998.........................................       4        10%, 11%, 12% and 15%
  1997.........................................       4        11%, 13%, 13% and 17%
                                                               10%, 10%, 15%, 21% and
  1996.........................................       5        23%

  Segment Information

     In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. The Company's operations are generally limited to the aircraft leasing industry. These operations included the acquisition of used single-aisle jet aircraft and engines for lease and sale to domestic and foreign airlines and other customers. Revenues include rentals of flight equipment to foreign airlines of $19,824,984, $9,407,081 and $6,605,700 in 1998, 1997 and 1996, respectively.

     The following table sets forth the dollar amount and percentage of rentals of flight equipment attributable to the indicated geographic areas for the years indicated:

                                                     1998          1997          1996
                                                  -----------   -----------   -----------
United States and Canada........................  $11,624,832   $ 6,167,050   $ 6,075,500
Europe..........................................    7,797,163     3,668,181     3,115,853
Central America.................................    2,112,000     2,112,000     2,112,000
Asia and the Pacific............................    5,451,400     3,485,400     1,377,800
                                                  -----------   -----------   -----------
                                                  $26,985,395   $15,432,631   $12,681,153
                                                  ===========   ===========   ===========

(2) FLIGHT EQUIPMENT

     The Company's investment in flight equipment (primarily purchased from ILFC) as of December 31, 1998 and 1997 is as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1998           1997
                                                            ------------   ------------
Flight equipment, at cost.................................  $273,008,257   $197,908,257
Accumulated depreciation..................................   (36,099,484)   (25,402,000)
                                                            ------------   ------------
Flight equipment, net.....................................  $236,908,773   $172,506,257
                                                            ============   ============

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(3) INCOME TAXES

     Provision for taxes on income consisted of the following:

                                                     TOTAL       CURRENT     DEFERRED
                                                   ----------    -------    ----------
YEAR ENDED DECEMBER 31:
  1998:
     Federal.....................................  $1,184,560    $16,430    $1,168,130
     State.......................................     357,346     10,400       346,946
                                                   ----------    -------    ----------
                                                   $1,541,906    $26,830    $1,515,076
                                                   ==========    =======    ==========
  1997:
     Federal.....................................  $  423,800    $    --    $  423,800
     State.......................................       9,200      9,200            --
                                                   ----------    -------    ----------
                                                   $  433,000    $ 9,200    $  423,800
                                                   ==========    =======    ==========
  1996:
     Federal.....................................  $   31,000    $    --    $   31,000
     State.......................................       6,000      6,000            --
                                                   ----------    -------    ----------
                                                   $   37,000    $ 6,000    $   31,000
                                                   ==========    =======    ==========

     As of December 31, 1998, the Company had net operating loss carryforwards ("NOL") for Federal and state income tax purposes as follows:

                          EXPIRES                            FEDERAL NOL    STATE NOL
                          -------                            -----------    ----------
1999.......................................................           --    $  530,000
2000.......................................................           --       136,000
2001.......................................................           --       435,000
2002.......................................................           --       167,000
2003.......................................................           --        93,000
2004-2008..................................................  $ 9,663,000            --
2009-2013..................................................    4,313,000            --
2014-2018..................................................    5,003,000            --
                                                             -----------    ----------
                                                             $18,979,000    $1,361,000
                                                             ===========    ==========

     Temporary differences which give rise to net deferred tax liabilities result primarily from timing differences for depreciation and net operating losses. The net deferred tax liabilities are comprised of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
Net operating loss carryforward.........................  $  6,453,075    $  8,097,839
Deferred and advanced rent..............................     1,085,933       1,205,850
Flight equipment, principally due to differences
  in depreciation.......................................   (10,103,117)    (10,030,992)
Other...................................................       291,399          60,945
                                                          ------------    ------------
                                                            (2,272,708)       (666,358)
Valuation allowance.....................................      (205,168)       (157,442)
                                                          ------------    ------------
                                                          $ (2,477,876)   $   (823,800)
                                                          ============    ============

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets net of the valuation allowance.

     A reconciliation of total income tax expense with the expected amount computed by applying the Federal and state statutory tax rates to earnings before income taxes and cumulative effect of accounting change follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                           1998        1997       1996
                                                        ----------   --------   --------
Computed "expected" Federal tax expense...............  $1,605,291   $375,000   $364,000
State taxes, net of Federal income tax benefit........      86,391     64,000     10,000
Expiration of state net operating loss
  carryforwards.......................................       7,407    207,000         --
Change in valuation allowance.........................     (47,726)  (126,000)  (361,000)
Other.................................................    (109,457)   (87,000)    24,000
                                                        ----------   --------   --------
                                                        $1,541,906   $433,000   $ 37,000
                                                        ==========   ========   ========

(4) LONG-TERM DEBT

     Long-term debt as of December 31, 1998 and 1997 is summarized as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Note payable to bank, bearing interest at 7.275% on
  $6,500,000 and LIBOR plus 1.125% (5.57% at December 31,
  1998) on $400,433, secured by flight equipment, 33 1/3%
  guaranteed by ILFC, payable in monthly installments of
  $75,000 including interest, balloon payment of $6,690,834,
  due August 1999...........................................  $  6,900,431   $  7,299,812
Note payable to bank, refinanced June 1998, bearing interest at 6.97% on $2,500,000 and LIBOR plus 1.125% (5.531% at
  December 31, 1998) on $1,195,292, secured by flight
  equipment, 33 1/3% guaranteed by ILFC, payable in monthly
  installments of $87,000 including interest, balloon
  payment of $3,296,031, due June 1999......................     3,695,297      4,446,551
Notes payable to bank, refinanced August 1998, bearing
  interest at 7.1% secured by flight equipment, 65%
  guaranteed by ILFC, balloon payment of $1,740,120, due May
  2003......................................................     3,470,668      3,829,704
Notes payable to bank, refinanced August 1998, bearing
  interest at 7%, secured by flight equipment, 50%
  guaranteed by ILFC, balloon, payment of $1,557,246, due
  April 2001................................................     3,612,093      4,408,879
Note payable to bank bearing interest at 7.96%, secured by
  flight equipment, 53.4% guaranteed by ILFC, balloon
  payment of $14,998,420, due May 2000......................    16,414,944     17,666,617
Note payable to bank, bearing interest at LIBOR plus 1.2%
  (5.3125% at December 31, 1998), secured by flight
  equipment, 100% guaranteed by ILFC, payable in quarterly
  installments of $445,000 including interest, balloon
  payment of $7,354,276, due January 2003...................    11,940,979     12,842,892
Note payable to bank, bearing interest at 7.75%, secured by
  flight equipment, guaranteed up to $2,175,000 by ILFC,
  payable in quarterly installments of $510,000 including
  interest, balloon payment of $9,514,719, due May 2001.....    12,181,112     13,225,980
Note payable to bank repaid August 1998.....................            --        885,556

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Note payable to bank bearing interest at 7.6%, secured by
  flight equipment, guaranteed up to $5,000,000 by ILFC,
  payable in quarterly installments of $598,000 including
  interest, balloon payment of $19,806,718, due May 2001....    21,437,596     22,339,000
Note payable to bank bearing interest at 7.3%, secured by
  flight equipment, guaranteed up to $6,000,000 by ILFC,
  payable in monthly installments including interest of
  $256,000 through April 1999, $259,000 through April 2000,
  $263,000 through April 2001, $266,000 through April 2002,
  and $270,000 thereafter, balloon payment of $22,536,481,
  due May 2003..............................................    28,154,495     29,000,000
Note payable to bank bearing interest at 6.7%, secured by
  flight equipment, payable in monthly installments of
  $180,000 including interest, balloon payment of
  $10,026,502, due April 2002...............................    14,227,700             --
Note payable to bank bearing interest at 7.1%, secured by
  flight equipment, payable in monthly installments of
  $152,000 including interest, balloon payment of
  $14,470,694, due November 2001............................    16,500,000             --
Note payable to ILFC bearing interest at 7.25% payable in
  quarterly installments of $10,000 through October 2000,
  $12,000 through October 2001 and $13,000 through October
  2002, balloon payment of $3,320,000, due January 2003.....     3,504,000      3,540,000
Note payable to ILFC, refinanced July 25, 1997, bearing
  interest at 6.0%, secured by flight equipment, payable in
  quarterly installments of $50,000, balloon payment of
  $301,757, due May 2000....................................       601,757        801,757
Note payable to ILFC bearing interest at 6.0%, payable in
  monthly installments of $15,000 plus interest, balloon
  payment of $511,845, due August 1999......................       616,845        796,845
Note payable to ILFC bearing interest at 7.8%, payable in
  quarterly installments of $110,000 including interest,
  balloon payment of $3,718,293, due December 2000..........     3,985,164      4,104,103
Note payable to ILFC bearing interest at an effective rate
  of 6.7%, payable in monthly installments of $180,000,
  including interest, balloon payment of $15,775,482, due
  December 1999.............................................    16,734,673     17,743,401
Note payable to ILFC bearing interest at an effective rate
  of 6.9%, payable in monthly installments of $20,000,
  including interest, balloon payment of $1,394,891, due
  September 2002............................................     1,856,839      1,968,530
Note payable to ILFC bearing interest at an effective rate
  of 6.93%, payable in monthly installments of $32,000,
  including interest, balloon payment of $2,361,994, due May
  2003......................................................     3,177,146      3,329,500
Note payable to ILFC bearing interest at 7.25%, payable in
  quarterly installments of $126,500, including interest,
  balloon payment of $3,725,840, due May 2001...............     4,153,373      4,390,419
Note payable to ILFC bearing interest at 7%, payable in
  monthly installments of $30,000, including interest,
  balloon payment of $1,750,025, due May 2002...............     2,479,536             --
Note payable to ILFC bearing interest at 7%, payable in
  monthly installments of $208,000, including interest,
  balloon payment of $17,660,339, due April 1999............    17,971,526             --
Note payable to ILFC bearing interest at 6%, payable in
  monthly installments of $30,000, including interest,
  balloon payment of $122,362, due December 2007............     2,368,734             --

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Note payable to ILFC bearing interest at 6.15%, payable in
  monthly installments of $92,000, including interest,
  balloon payment of $7,253,151, due December 2003..........    10,000,000             --
Note payable to Great Lakes Holdings (affiliated company),
  refinanced December 31, 1998, bearing interest at 6.5%,
  due March 1999............................................       672,000        700,000
Notes payable to Great Lakes Holdings (affiliated company),
  refinanced December 31, 1998, bearing interest at 6.5%,
  due March 1999............................................     1,345,000      1,400,000
                                                              ------------   ------------
          Total.............................................  $208,001,908   $154,719,546
                                                              ============   ============

     The terms of the Company's aircraft financing loans generally require a substantial balloon payment at the end of the noncancellable portions of the lease of the related aircraft, at which time the Company will be required to re-lease the aircraft and renegotiate the balloon amount of the loan on a long-term basis or obtain other long-term financing. Refinancing of the balloon amount is dependent upon the Company re-leasing the related aircraft; accordingly, the Company begins lease remarketing efforts well in advance of the lease termination. Notes payable due within one year totaled $58,289,665 at December 31, 1998, of which $45,979,203 represents balloon payments and $12,310,462 represents installment payments due within one year. The Company intends to refinance $45,467,358 and repay $511,845 of balloon payments in 1999. During 1998, 1997 and 1996, the Company refinanced $29,725,000, $40,382,963 and
$31,337,500 of balloon payments, respectively.

     Scheduled future repayments of notes payable subsequent to December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31:
     1999......................................  $ 58,289,665
     2000......................................    28,477,094
     2001......................................    56,216,978
     2002......................................    17,769,581
     2003......................................    46,138,271
     Thereafter................................     1,110,319
                                                 ------------
                                                 $208,001,908
                                                 ============

     Certain notes payable contain various financial covenants including maintaining specified minimum tangible net worth and delivery of audited financial statements. The Company was in compliance with these covenants at December 31, 1998.

     From time to time, the Company enters into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangement, the Company pays interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the loans. The Company had no swap agreements at December 31, 1998. The following table presents the Company's interest rate swap agreements at December 31, 1997:

                                                                WEIGHTED AVERAGE
                   TYPE                      NOTIONAL AMOUNT    INTEREST RATE(%)    MATURITY
                   ----                      ---------------    ----------------    --------
Fixed/variable.............................    $3,829,000          7.60/7.20          5/98

     The net effect of swaps was to record $6,000, $109,000 and $265,000 of additional interest expense during 1998, 1997 and 1996, respectively.

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(5) RELATED PARTY TRANSACTIONS

     During 1998 and 1997, the Company purchased aircraft from ILFC aggregating $75,100,000 and $89,090,000, respectively. No aircraft were purchased in 1996. At December 31, 1998 and 1997, 91% and 88%, respectively, of the Company's gross fleet cost was comprised of aircraft acquired from ILFC. The Company financed these acquisitions through bank loans, partially guaranteed by ILFC, as well as loans from ILFC (note 4). ILFC provides these guarantees to lenders through an AVG. ILFC's financial support has allowed the Company to finance aircraft purchases at more favorable leverage than the Company could otherwise obtain. The Company's typical operating lease transaction with an AVG requires a cash investment by the Company of approximately 5% to 15% of the aircraft purchase price while the industry standard ranges from 20% to 30%. At December 31, 1998 and 1997, $39,219,482 or 19% and $44,067,000 or 28%, of long-term debt was covered by AVGs and $67,450,465, or 32%, and $36,674,555, or 24%, was due to
ILFC, respectively.

     During 1996, the Company sold certain aircraft equipment in connection with an ILFC transaction to a third party. The Company recognized a gain on sale of this equipment of $141,000.

     The Company had one aircraft leased to ILFC which is subleased to an airline at December 31, 1998 and 1997. The Company recognized rental income of $960,000 from this lease in each of the years ended 1998, 1997 and 1996. The lease expires in August 2001.

     During 1998 and 1997, the Company leased an aircraft to a third party for a three-year period for which ILFC guaranteed certain rental revenue. In connection with the lease, ILFC also guaranteed repayment of the related lease deposit to the lessee of $1,632,000 included in the accompanying consolidated balance sheet. During 1998, the Company purchased an aircraft from ILFC for which ILFC guaranteed certain rental revenue.

     The Company has an agreement with ILFC related to the December 1995 purchase of an aircraft which provides for recovery of an operating loss, as defined, in the acquired lease. The Company estimates this loss will be incurred through 1999. Accordingly, the Company reduced the purchase price of the related aircraft and recognized a receivable for the present value of the estimated recovery aggregating $579,000. The amount due from ILFC at December 31, 1998 and 1997 was $61,600 and $238,000, respectively. The loss stems from a stated lease rate which was less than the market lease rate at the date of acquisition. Accordingly, the Company allocated additional cost to the purchase price and recognized deferred rent aggregating $1,747,000 for the present value of the difference between the market and stated rent. Deferred rent will be amortized on the straight-line method over the remaining lease term. At December 31, 1998 and 1997, deferred rent from the lease was $1,008,000 and $1,247,000, respectively.

     The Company realized consulting fee revenues of $25,000 and $78,000 during the years 1997 and 1996, respectively, for services to ILFC. The Company's Chairman and President collectively own Great Lakes Holdings (GLH), an affiliated company. From time to time, these officers provide consulting services to GLH. GLH paid the Company $12,000 during 1997 from Great Lakes. The Company earned $190,000 of consulting fees in 1996 for providing services in connection with a sale by ILFC of aircraft equipment to a third party .

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(6) RENTAL INCOME

     Minimum future rental income on noncancelable operating leases of flight equipment at December 31, 1998 is as follows:

YEAR ENDING DECEMBER 31:
     1999...............................................  $29,139,000
     2000...............................................   24,813,000
     2001...............................................   18,015,000
     2002...............................................   10,580,000
     2003...............................................    4,267,000
     Thereafter.........................................    2,507,000
                                                          -----------
                                                          $89,321,000
                                                          ===========

     The Company's aircraft are leased under short-term to medium-term leases with remaining terms expiring within one to six years.

(7) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases offices from a third party under a noncancelable operating lease. Future minimum lease payments are:

YEAR ENDING DECEMBER 31:
     1999.........................................  $ 36,667
     2000.........................................    59,083
     2001.........................................    59,966
     2002.........................................    62,688
     2003.........................................    64,928
     Thereafter...................................    27,220
                                                    --------
                                                    $310,552
                                                    ========

     Total rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was $33,107, $27,285 and $20,460, respectively.

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

     The FAA and civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. Older non-complying aircraft can be brought into compliance by modifying the engines. One of the Company's aircraft had noise compliance work performed at a cost of approximately $2.4 million during 1994 (all of which was paid by the Company). One of the

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

Company's aircraft will be modified to meet noise compliance regulations as a condition of an existing lease at the lessee's expense. At December 31, 1998, two of the Company's aircraft were on lease to airlines which operate in jurisdictions which do not require these modifications. These two aircraft may require this work to be performed after their leases expire unless the aircraft are re-leased and operated in an area that does not require the modification.

(8) SHAREHOLDERS' EQUITY

     In September 1998, the Company's Board of Directors authorized the repurchase of up to 449,758 shares of the Company's common stock. During 1998, the Company repurchased 281,300 shares of its common stock.

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

     Through March 1993, the Company granted options to purchase 647,493 shares of common stock at management's estimated fair value, $4.50 per share. During 1997, 139,717 options were exercised. Through May 1991, the Company also granted options to purchase 348,784 shares of convertible preferred stock at management's estimate of fair value, primarily $5.18 per share. Concurrent with the Company's IPO, all of these options were exercised and converted to common stock.

     During March 1997, the Company extended the expiration date on 496,664 employee stock options described in the preceding paragraph to March 31, 2007, which vest 25% in 1997 and 25% in each of the following three years. Accordingly, the Company will recognize aggregate compensation expense of approximately $1 million for the difference between the value of the options on the extension date and the exercise price. The Company recognized $250,000 in stock compensation during the years ended December 31, 1998 and 1997 related to the amortization of such cost. If the related employee is terminated, the respective stock options will vest in full. At December 31, 1998, 485,554 options with an exercise price of $4.50 per share were outstanding and 242,777 were exercisable.

     During 1997, the Company adopted the 1997 Employee Stock Option and Award Plan (the Employee Plan). A maximum of 50,000 shares of common stock (subject to certain anti-dilutive adjustments) may be issued pursuant to grants and awards under the Employee Plan. The maximum number of shares that may be subject to qualifying share-based awards, either individually or in aggregate, that can be granted under the Employee Plan to any one participant during any calendar year will not exceed 20,000 (subject to certain anti-dilutive adjustments). During 1998, options to purchase 5,000 shares of the Company's common stock at $5.875 per share had been granted under the Employee Plan. The options are fully vested at December 31, 1998 and expire December 31, 2003.

     During 1997, the Company adopted the 1997 Eligible Directors Stock Option Plan (the Directors Plan). The Directors Plan provides that annually an Eligible Director will receive an option to purchase 5,000 shares of common stock at an exercise price equal to the market price of common stock on the date of grant. Under the Directors Plan 50,000 shares of common stock are authorized for issuance. During 1998, options to

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

purchase 25,000 shares of the Company's common stock at $10.25 per share had been granted under the Directors Plan. The options vest through May 21, 2001 and expire May 21, 2003.

     Changes in outstanding options under the Company's stock option plans during the three years ended December 31, 1998 and options exercisable at December 31 1998 are as follows:

Outstanding at December 31, 1995............................   974,055
  Granted...................................................        --
  Exercised.................................................        --
  Canceled or expired.......................................        --
                                                              --------
Outstanding at December 31, 1996............................   974,055
  Granted at $4.50..........................................   496,664
  Exercised at $4.50 to $5.175..............................  (488,501)
  Canceled or expired.......................................  (496,664)
                                                              --------
Outstanding at December 31, 1997............................   485,554
  Granted at $5.875 to $10.25...............................    30,000
  Exercised.................................................        --
  Canceled or expired.......................................        --
                                                              --------
Outstanding at December 31, 1998............................   515,554
                                                              ========
Exercisable at December 31, 1998............................   252,891
                                                              ========

     In November 1997, the convertible note payable was converted to 155,555 shares of common stock.

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(9) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                 ----------------------------------------------------
                                                  MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                 ----------   ----------   ------------   -----------
1998:
Revenues.......................................  $6,571,968   $6,610,272    $7,307,570    $8,828,065
Expenses.......................................   5,641,801    5,621,080     6,222,143     7,111,406
                                                 ----------   ----------    ----------    ----------
Income before income taxes and cumulative
  effect of accounting change..................     930,167      989,192     1,085,427     1,716,659
Income taxes...................................     373,000      397,200       434,000       337,706
                                                 ----------   ----------    ----------    ----------
Income before cumulative effect of accounting
  change.......................................     557,167      591,992       651,427     1,378,953
Cumulative effect of accounting change.........     209,000           --            --            --
                                                 ----------   ----------    ----------    ----------
  Net income...................................  $  766,167   $  591,992    $  651,427    $1,378,953
                                                 ==========   ==========    ==========    ==========
Basic earnings per share:*
  Income before cumulative effect of accounting
     change....................................  $      .12   $      .13    $      .15    $      .33
  Cumulative effect of accounting change.......         .05           --            --            --
                                                 ----------   ----------    ----------    ----------
  Net income...................................  $      .17   $      .13    $      .15    $      .33
                                                 ==========   ==========    ==========    ==========
Diluted earnings per share*
  Income before cumulative effect of accounting
     change....................................  $      .12   $      .13    $      .14    $      .32
  Cumulative effect of accounting change.......         .05           --            --            --
                                                 ----------   ----------    ----------    ----------
  Net income...................................  $      .17   $      .13    $      .14    $      .32
                                                 ==========   ==========    ==========    ==========
Weighted average number of common shares
  outstanding..................................   4,497,584    4,497,584     4,486,497     4,241,266
Weighted average number of common shares
  outstanding-assuming dilution................   4,627,244    4,679,055     4,634,132     4,287,125
1997:
Revenues.......................................  $3,216,574   $3,373,182    $4,151,184    $5,386,533
Expenses.......................................   3,018,416    3,152,153     3,984,587     4,872,621
                                                 ----------   ----------    ----------    ----------
Income before income taxes.....................     198,158      221,029       166,597       513,912
Income taxes...................................      72,000       88,000        66,600       206,400
                                                 ----------   ----------    ----------    ----------
Net income.....................................  $  126,158   $  133,029    $   99,997    $  307,512
                                                 ==========   ==========    ==========    ==========
Basic earnings per share *.....................  $     1.80   $     1.90    $     1.23    $      .11
                                                 ==========   ==========    ==========    ==========
Diluted earnings per share*....................  $      .07   $      .08    $      .06    $      .09
                                                 ==========   ==========    ==========    ==========
Weighted average number of common shares
  outstanding..................................      70,000       70,000        81,110     2,773,104
Weighted average number of common shares
  outstanding-assuming dilution................   1,780,470    1,720,470     1,755,512     3,509,838

---------------
* Per share data may not always add up to the total for the year since each figure is independently calculated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL AIRCRAFT INVESTORS

Date: March 29, 1999                      By:     /s/ MICHAEL P. GRELLA

                                            ------------------------------------
                                                     Michael P. Grella
                                                         President

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ WILLIAM E. LINDSEY                   Chairman of the Board, Chief    March 29, 1999
-----------------------------------------------------  Executive Officer and Director
                 William E. Lindsey                     (Principal Executive Officer)

                /s/ MICHAEL P. GRELLA                    President, Chief Operating     March 29, 1999
-----------------------------------------------------       Officer and Director
                  Michael P. Grella                     (Principal Operating Officer)

                 /s/ RICK O. HAMMOND                     Vice President -- Finance,     March 29, 1999
-----------------------------------------------------      Chief Financial Officer
                   Rick O. Hammond                      (Principal Financial Officer)

              /s/ ALAN G. STANFORD, JR.                 Vice President -- Controller    March 29, 1999
-----------------------------------------------------  (Principal Accounting Officer)
                Alan G. Stanford, Jr.

                /s/ MAGNUS GUNNARSSON                             Director              March 29, 1999
-----------------------------------------------------
                  Magnus Gunnarsson

                /s/ RALPH O. HELLMOLD                             Director              March 29, 1999
-----------------------------------------------------
                  Ralph O. Hellmold

                /s/ AARON MENDELSOHN                              Director              March 29, 1999
-----------------------------------------------------
                  Aaron Mendelsohn

                 /s/ CHRISTER SALEN                               Director              March 29, 1999
-----------------------------------------------------
                   Christer Salen

                 /s/ KENNETH TAYLOR                               Director              March 29, 1999
-----------------------------------------------------
                   Kenneth Taylor

                /s/ STUART M. WARREN                              Director              March 29, 1999
-----------------------------------------------------
                  Stuart M. Warren