Form 10-Q
period 1999-03-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 1999-05-12
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________________to________________
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
Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at May 10, 1999
----------------------------                        ---------------------------
COMMON STOCK, $.01 PAR VALUE                                  4,212,284

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                             Page No.
                                                                                                              --------

Item 1.     Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets
            As of March 31, 1999 and December 31, 1998.....................................................       3
            Condensed Consolidated Statements of Income
            Three months ended March 31, 1999 and 1998.....................................................       4
            Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 1999 and 1998.....................................................       5
            Notes to Condensed Consolidated Financial Statements...........................................       6
Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations......................................................................       9

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...............................................................      12
            Signatures.....................................................................................      13

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      MARCH 31,              DECEMBER 31,
                                                                        1999                    1998
                                                                    -------------           -------------
                                                                     (UNAUDITED)
ASSETS
Cash and cash equivalents ................................          $  15,692,348           $  15,923,982
Flight equipment, at cost less accumulated depreciation of
   $39,459,484 at March 31, 1999 and $36,099,484
   at December 31, 1998 ..................................            233,548,773             236,908,773
Cash, restricted .........................................             14,024,797              13,387,878
Other assets .............................................              1,542,078               1,670,383
                                                                    -------------           -------------
                                                                    $ 264,807,996           $ 267,891,016
                                                                    =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses ..............          $   1,370,678           $   1,000,291
Notes payable ............................................            204,649,508             208,001,908
Lease and other deposits .................................             18,261,757              18,629,524
Deferred rent ............................................              1,725,834               3,030,812
Deferred taxes, net ......................................              3,060,265               2,477,876
                                                                    -------------           -------------
                                                                      229,068,042             233,140,411
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding ....................                   --                      --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  4,212,284 at March 31, 1999 and
  4,412,284 shares at December 31, 1998 ..................                 42,123                  42,163
Additional paid-in capital ...............................             31,268,986              31,292,324
Deferred compensation ....................................               (437,500)               (500,000)
Retained earnings ........................................              4,866,345               3,916,118
                                                                    -------------           -------------
          Net shareholders' equity .......................             35,739,954              34,750,605
                                                                    -------------           -------------
                                                                    $ 264,807,996           $ 267,891,016
                                                                    =============           =============


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                             1999                1998
                                                                          ----------          ----------
                                                                                    (UNAUDITED)

REVENUES:
  Rental of flight equipment ...................................          $8,873,657          $6,140,426
  Interest income ..............................................             370,968             431,542
                                                                          ----------          ----------
         Total revenues ........................................           9,244,625           6,571,968
EXPENSES:
  Interest .....................................................           3,807,714           2,788,177
  Depreciation .................................................           3,360,000           2,454,000
  General and administrative ...................................             481,795             337,124
  Stock compensation ...........................................              62,500              62,500
                                                                          ----------          ----------
        Total expenses .........................................           7,712,009           5,641,801
                                                                          ----------          ----------
Income before income taxes and cumulative effect of accounting
  change .......................................................           1,532,616             930,167
Income tax expense .............................................             582,389             373,000
                                                                          ----------          ----------
Net income before cumulative effect of accounting change .......             950,227             557,167
Cumulative effect of change in accounting for ancillary
  payments under lease agreements, net of income tax expense
 of $139,000 ...................................................                --               209,000
                                                                          ----------          ----------
        Net income .............................................          $  950,227          $  766,167
                                                                          ==========          ==========
Basic earnings share:
        Net income before cumulative effect of accounting change          $      .23          $      .12
        Cumulative effect of accounting change .................                --                   .05
                                                                          ----------          ----------
        Net income .............................................          $      .23          $      .17
                                                                          ==========          ==========
Diluted earnings per share:
        Net income before cumulative effect of accounting change          $      .22          $      .12
        Cumulative effect of accounting change .................                --                   .05
                                                                          ----------          ----------
        Net income .............................................          $      .22          $      .17
                                                                          ==========          ==========
Weighted average common shares outstanding:
      Basic ....................................................           4,212,462           4,497,584
                                                                          ==========          ==========
      Assuming dilution ........................................           4,326,277           4,627,244
                                                                          ==========          ==========

Pro forma effect assuming the change in accounting principle is applied retroactively:
        Net income .............................................          $  950,227          $  557,167
        Earnings per share:
             Basic .............................................          $      .23          $      .12
             Diluted ...........................................          $      .22          $      .12


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                      1999                   1998
                                                                  ------------           ------------
                                                                              (UNAUDITED)

Cash flows from operating activities:
Net income .............................................          $    950,227           $    766,167
Adjustments to reconcile net income to cash
    provided by operating activities:
    Cumulative effect of accounting change .............                  --                 (209,000)
    Depreciation of flight equipment ...................             3,360,000              2,454,000
                                                                                            1,380,000
    Amortization of deferred fees ......................               106,418                 62,064
    Deferred taxes, net of effect of accounting change .               582,389                504,000
    Stock compensation .................................                62,500                 62,500
    (Increase) decrease in assets:
    Cash, restricted ...................................              (636,919)              (566,612)
    Other assets .......................................                21,887                 47,999
    Increase (decrease) in liabilities:
    Accrued interest and other accrued liabilities .....               370,387                 22,456
    Lease and other deposits ...........................              (367,767)               308,530
    Deferred rent ......................................            (1,304,978)            (1,086,576)
                                                                  ------------           ------------
    Net cash provided by operating activities ..........             3,144,144              2,365,528
Cash flows from financing activities:
    Repayment of notes payable .........................            (1,874,869)            (1,704,652)
    Repayment of notes payable to ILFC .................            (1,477,531)              (494,984)
    Repayment of notes payable to GLH ..................                  --                     --
    Repurchase of common stock .........................               (23,378)               (41,500)
                                                                  ------------           ------------
    Net cash used in financing activities ..............            (3,375,778)            (2,241,136)
                                                                  ------------           ------------
    Net increase (decrease) in cash and cash equivalents              (231,634)               124,392
Cash and cash equivalents at beginning of period .......            15,923,982             23,838,306
                                                                  ------------           ------------
Cash and cash equivalents at end of period .............          $ 15,692,348           $ 23,962,698
                                                                  ============           ============
Supplemental disclosure of cash flow information
    Cash paid for interest .............................          $  3,462,327           $  2,714,206


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of March 31, 1999 and December 31, 1998 and the results of its operations for the three month periods ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.    ACCOUNTING CHANGE

     Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings and earnings per share, before cumulative effect of accounting change, for the three month period ended March 31, 1999 and 1998 was an increase of $480,000 ($.11 per basic share and dliuted share) and $157,000 ($.03 per basic and diluted share), respectively. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209,000 ($.05 per basic and diluted share), net of related income taxes of $139,000. The pro forma amounts shown on the condensed consolidated statements of income have been adjusted for the effect of retroactive application.

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

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------
                                                                         1999                1998
                                                                     -------------       -------------
Numerator:
  Net income before cumulative effect of accounting change           $     950,227       $     557,167
  Cumulative effect of accounting change ..................                   --               209,000
                                                                     -------------       -------------
  Net income ..............................................          $     950,227       $     766,167
                                                                     =============       =============

Denominator:
  Denominator for basic earnings per share-weighted average
    shares outstanding ....................................              4,212,462           4,497,584
Effect of dilutive securities:
  Employee stock options ..................................                113,815             129,660
                                                                     -------------       -------------
  Denominator for diluted earnings per share-adjusted
    weighted average shares and assumed conversions .......              4,326,277           4,627,244
                                                                     =============       =============

Basic earnings per share:
  Net income before cumulative effect of accounting change           $         .23       $         .12
  Cumulative effect of accounting change ..................                   --                   .05
                                                                     -------------       -------------
  Net income ..............................................          $         .23       $         .17
                                                                     =============       =============
Diluted earnings per share:
  Net income before cumulative effect of accounting change           $         .22       $         .12
  Cumulative effect of accounting change ..................                   --                   .05
                                                                     -------------       -------------
  Net income ..............................................          $         .22       $         .17
                                                                     =============       =============

     The Company issued its underwriters warrants to purchase 260,000 shares of its common stock at $12 per share in connection with its initial public offering. These warrants were excluded from the computation of diluted net income per common share because they were anti-dilutive. The warrants are exercisable through November 5, 2000.

     The Company issued options to purchase 25,000 shares of common stock at $10.25 per share under its Eligible Directors Option Plan. These options were excluded from the computation of diluted net income per common share because they were anti-dilutive.

5.   NOTES PAYABLE

     The Company extended notes due March 1999 with balances totaling $2,017,000 to May 1999.

6.   SHAREHOLDERS' EQUITY

     The Company granted options to purchase 45,000 shares of common stock at an exercise price of $7.25 under the 1997 Employee Stock Option and Award Plan.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   SUBSEQUENT EVENTS

     During April 1999, the Company entered into an agreement to re-lease its Boeing Model 737-300QC. The noncancellable lease term runs through December 31, 1999.

     During April 1999, the Company extended a note due April 1999 with a balance of $17,660,339 to July 1999.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

OVERVIEW

     We are primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. We lease aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs, including major overhauls and we retain the potential benefit or risk of the residual value of the aircraft, as distinct from finance leases where the full cost of the aircraft is generally recovered over the term of the lease.

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

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Reference is made to the cautionary statements made in our Report on Form 10-K for the year ended December 31, 1998 which should be read as being applicable to all related forward- looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-K.

ACCOUNTING CHANGE

     Effective January 1, 1998, we changed our method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings, before cumulative effect of accounting change, for the three month period ended March 31, 1999 and 1998 was an increase of $480 and $157, respectively. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

     Revenues from rental of flight equipment increased by 45%, or $2,733, to $8,873 in the three months ended March 31, 1999 compared to the same period in 1998 as a result of the acquisition of three additional aircraft on lease, an acceleration of revenues on ancillary payments resulting from lease terminations, as well as the impact of the change in accounting method discussed above. Our lease portfolio consisted of thirteen aircraft on lease with a book value of $233,549 at March 31, 1999 and ten aircraft on lease with a book value of $170,052 at March 31, 1998.

     Interest income decreased to $371 for the three months ended March 31, 1999 from $432 for the same period in 1998 principally as a result of a decrease in interest rates from 1998 to 1999.

     Expenses as a percent of total revenues were 83% and 86% during the three months ended March 31, 1999 and 1998, respectively. The decrease in the percentage is due to the effect of a 41% increase in total revenue while expenses increased 37%. Interest expense increased to $3,808 for the three months ended March 31, 1999 from $2,788 for the same period in 1998 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Our composite interest rate was 7.1% and 7.3% at March 31, 1999 and 1998, respectively. Depreciation expense increased to $3,360 in the first quarter of 1999 from $2,454 in the first quarter of 1998 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased $145 to $482 in the three months ended March 31, 1999. The increase in general and administrative expenses was primarily the result of additional compensation in 1999. During both of the three month periods ended March 31, 1999 and 1998, we incurred $63 of non-cash stock compensation expense related to the vesting of options granted to executive officers.

     Income taxes increased to $582 from $373 as a result of the increase in total revenues and reduction in total expenses as a percent of total revenues. The $209 increase in income tax expense primarily represents a non-cash provision for deferred income taxes at an effective rate of 38%. The Company continues to generate substantial federal net operating loss carryforwards resulting primarily from accelerated tax depreciation.

     Net income before cumulative effect of accounting change increased to $950 for the three months ended March 31, 1999 from $557 for the same period in 1998 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal external sources of funds have been term loans from banks and seller financing secured by flight equipment and the net proceeds from our initial public offering. A substantial amount of our cash flow from rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related flight equipment, at which time we will be required to re-lease the flight equipment and renegotiate the balloon amount of the loan or obtain other financing. Refinancing of the balloon amount is dependent upon our re-leasing the related flight equipment. Accordingly, we begin lease remarketing efforts well in advance of the lease termination. The principal use of cash is for financing the acquisition of our flight equipment portfolio, which is financed by loans secured by the applicable flight equipment. As a result, we do not currently maintain a line of credit.

     For the three months ended March 31, 1999, net cash provided from operating activities increased by $779 principally as a result of an increase of $184 in net income, increases in a non-cash charge for depreciation and cumulative effect of accounting change of $906 and $209, respectively and increase in accrued interest and other accrued liabilities of $348, partially offset by decreases lease deposits and deferred rent of $676 and $218, respectively.

     Net cash used in financing activities increased to $3,376 in the three months ended March 31, 1999 from $2,241 in the same period of 1998. In both periods net cash used was principally due to loan paydowns.

     Cash and cash equivalents vary from period to period principally as a result of the timing of the purchase and sale of aircraft, as well as internally generated cash.

     We use interest swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt and does not use them for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

     Our ability to successfully execute our business strategy and to sustain our operations is dependent, in part, on our ability to obtain financing and to raise equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to us on favorable terms or at all. If we were unable to continue to obtain any portion of required financing on favorable terms, our ability to add new aircraft to its lease portfolio, extend leases, release an aircraft, repair or recondition an aircraft if required, or retain ownership of an aircraft on which financing has expired would be impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon International Lease Finance Corporation.

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

          4.1 Senior Term Loan Agreement, dated December 10, 1997, between IAI V, Inc. and City National Bank. Filed as Exhibit 4.11 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

          4.2 The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

          27        Financial Data Schedule for the three months ended March 31,
                    1999


REPORTS ON FORM 8-K:

During the quarter ended March 31, 1999, we did not file any reports on Form
8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERNATIONAL AIRCRAFT INVESTORS



May 12, 1999                            by: /S/ Michael P. Grella
                                        ----------------------------------------
                                        Michael P. Grella
                                        President



May 12, 1999                            by: /S/ Rick O. Hammond
                                        ----------------------------------------
                                        Rick O. Hammond
                                        Vice President-Finance
                                        And Treasurer