Form 10-Q
period 1999-06-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 1999-08-09
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at July 30, 1999
                  -----                       ----------------------------
      COMMON STOCK, $.01 PAR VALUE                      4,212,284

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                Page No.
                                                                               --------
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
          As of June 30, 1999 and December 31, 1998...........................     3

          Condensed Consolidated Statements of Income
          Three months ended June 30, 1999 and 1998...........................     4

          Condensed Consolidated Statements of Income
          Six months ended June 30, 1999 and 1998.............................     5

          Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1999 and 1998.............................     6

          Notes to Condensed Consolidated Financial Statements................     7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations...........................................    10

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters for Vote of Securities Holders................    14

Item 6.   Exhibits and Reports on Form 8-K....................................    15

          Signatures..........................................................    16

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,            DECEMBER 31,
                                                                       1999                  1998
                                                                  -------------         -------------
                                                                   (UNAUDITED)
ASSETS

Cash and cash equivalents .....................................   $  15,324,540         $  15,923,982
Flight equipment, at cost less accumulated depreciation of
   $42,819,484 at June 30, 1999 and $36,099,484
   at December 31, 1998 .......................................     252,917,285           236,908,773
Cash, restricted ..............................................      13,280,199            13,387,878
Other assets ..................................................       2,158,569             1,670,383
                                                                  -------------         -------------
                                                                  $ 283,680,593         $ 267,891,016
                                                                  =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other accrued expenses ...................   $   1,220,939         $   1,000,291
Notes payable .................................................     220,766,866           208,001,908
Lease and other deposits on flight equipment ..................      20,133,005            18,629,524
Deferred rent .................................................       1,588,015             3,030,812
Deferred taxes, net ...........................................       3,474,758             2,477,876
                                                                  -------------         -------------
                                                                    247,183,583           233,140,411
Commitments and contingencies

Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding .........................              --                    --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  4,212,284 shares at June 30, 1999 and
  4,216,284 shares at December 31, 1998 .......................          42,123                42,163
Additional paid-in capital ....................................      31,268,986            31,292,324
Deferred compensation .........................................        (375,000)             (500,000)
Retained earnings .............................................       5,560,901             3,916,118
                                                                  -------------         -------------
          Net shareholders' equity ............................      36,497,010            34,750,605
                                                                  -------------         -------------
                                                                  $ 283,680,593         $ 267,891,016
                                                                  =============         =============



      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                  THREE MONTHS ENDED JUNE 30,
                                                                ------------------------------
                                                                    1999               1998
                                                                -----------         ----------
                                                                          (UNAUDITED)
REVENUES:

  Rental of flight equipment ................................   $ 8,373,229         $6,120,193
  Consulting fees ...........................................       200,000                 --
  Interest income ...........................................       368,453            490,079
                                                                -----------         ----------
         Total revenues .....................................     8,941,682          6,610,272
EXPENSES:

  Interest ..................................................     3,688,032          2,731,887
  Depreciation ..............................................     3,360,000          2,454,000
  General and administrative ................................       365,316            372,693
  Stock compensation ........................................        62,500             62,500
                                                                -----------         ----------
        Total expenses ......................................     7,475,848          5,621,080
                                                                -----------         ----------
Income before income taxes and extraordinary loss ...........     1,465,834            989,192
Income tax expense ..........................................       557,015            397,200
                                                                -----------         ----------
Income before extraordinary loss ............................       908,819            591,992
Extraordinary loss on debt extinguishment, net of income
  tax benefit of $131,322 ...................................       214,263                 --
                                                                -----------         ----------
        Net income ..........................................   $   694,556         $  591,992
                                                                ===========         ==========
Basic earnings share:

        Income before extraordinary loss ....................   $       .21         $      .13
        Extraordinary loss ..................................          (.05)                --
                                                                -----------         ----------
        Net income ..........................................   $       .16         $      .13
                                                                ===========         ==========
Diluted earnings per share:

        Income before extraordinary loss ....................   $       .21         $      .13
        Extraordinary loss ..................................          (.05)                --
                                                                -----------         ----------
        Net income ..........................................   $       .16         $      .13
                                                                ===========         ==========
Weighted average common shares outstanding:

      Basic .................................................     4,212,284          4,497,584
                                                                ===========         ==========
      Assuming dilution .....................................     4,329,024          4,679,055
                                                                ===========         ==========



      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                          SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------------
                                                                          1999                 1998
                                                                      ------------         -----------
                                                                                 (UNAUDITED)
REVENUES:

  Rental of flight equipment ......................................   $ 17,246,886         $12,260,619
  Consulting fees .................................................        200,000                  --
  Interest income .................................................        739,421             921,621
                                                                      ------------         -----------
         Total revenues ...........................................     18,186,307          13,182,240
EXPENSES:

  Interest ........................................................      7,495,746           5,520,064
  Depreciation ....................................................      6,720,000           4,908,000
  General and administrative ......................................        847,111             709,817
  Stock compensation ..............................................        125,000             125,000
                                                                      ------------         -----------
        Total expenses ............................................     15,187,857          11,262,881
                                                                      ------------         -----------
Income before income taxes and cumulative effect of accounting
  change and extraordinary loss ...................................      2,998,450           1,919,359
Income tax expense ................................................      1,139,404             770,200
                                                                      ------------         -----------
Income before cumulative effect of accounting change
  and extraordinary loss ..........................................      1,859,046           1,149,159
Cumulative effect of change in accounting for ancillary
  payments under lease agreements, net of income tax expense
  of $139,000 .....................................................             --             209,000
Extraordinary loss on debt extinguishment, net of income
  tax benefit of $131,322 .........................................        214,263                  --
                                                                      ------------         -----------
        Net income ................................................   $  1,644,783         $ 1,358,159
                                                                      ============         ===========
Basic earnings share:

        Income before cumulative effect of accounting change ......   $        .44         $       .25
        Cumulative effect of accounting change ....................             --                 .05
        Extraordinary loss ........................................           (.05)                 --
                                                                      ------------         -----------
        Net income ................................................   $        .39         $       .30
                                                                      ============         ===========
Diluted earnings per share:

        Income before cumulative effect of accounting change ......   $        .43         $       .25
        Cumulative effect of accounting change ....................             --                 .04
        Extraordinary loss ........................................           (.05)                 --
                                                                      ------------         -----------
        Net income ................................................   $        .38         $       .29
                                                                      ============         ===========
Weighted average common shares outstanding:

        Basic .....................................................      4,212,462           4,497,584
                                                                      ============         ===========
        Assuming dilution .........................................      4,325,181           4,661,662
                                                                      ============         ===========

Pro forma effect assuming the change in accounting principle is applied retroactively:

        Net income ................................................   $  1,644,783         $ 1,149,159
        Earnings per share:
             Basic ................................................   $        .39         $       .25
             Diluted ..............................................   $        .38         $       .25



      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------
                                                                   1999                 1998
                                                               ------------         ------------
                                                                          (UNAUDITED)
Cash flows from operating activities:
Net income .................................................   $  1,644,783         $  1,358,159
Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation of flight equipment .......................      6,720,000            4,908,000
    Cumulative effect of accounting change .................             --             (209,000)
    Amortization of deferred transaction fees ..............        210,327              103,105
    Deferred taxes, net ....................................        996,882              900,400
    Stock compensation .....................................        125,000              125,000
    (Increase) decrease in assets:
    Cash, restricted .......................................        107,679           (1,167,253)
    Other assets ...........................................       (698,513)          (4,864,460)
    Increase (decrease) in liabilities:
    Accrued interest and other accrued liabilities .........        220,648               38,620
    Lease and other deposits on flight equipment ...........      1,503,481            2,430,074
    Deferred rent ..........................................     (1,442,797)            (993,400)
                                                               ------------         ------------
    Net cash provided by operating activities ..............      9,387,490            2,629,245
Cash flows from investing activities:
    Purchase of flight equipment ...........................    (22,728,512)                  --
                                                               ------------         ------------
    Net cash used in investing activities ..................    (22,728,512)                  --
Cash flows from financing activities:
    Repayment of notes payable .............................    (20,684,159)          (4,195,319)
    Repayment of notes payable to ILFC .....................     (1,896,356)          (1,000,601)
    Repayment of notes payable to GLH ......................             --              (41,500)
    Proceeds from notes payable from ILFC ..................     35,345,473                   --
    Repurchase of common stock .............................        (23,378)                  --
                                                               ------------         ------------
    Net cash provided by (used in) financing activities ....     12,741,580           (5,237,420)
                                                               ------------         ------------
    Net decrease in cash and cash equivalents ..............       (599,442)          (2,608,175)
Cash and cash equivalents at beginning of period ...........     15,923,982           23,838,306
                                                               ------------         ------------
Cash and cash equivalents at end of period .................   $ 15,324,540         $ 21,230,131
                                                               ============         ============
Supplemental disclosure of cash flow information

    Cash paid for interest .................................   $  7,089,771         $  5,378,339



      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of June 30, 1999 and December 31, 1998 and the results of its operations for the three month and six month periods ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.      EXTRAORDINARY ITEM

In May 1999, the Company repaid a note with a principal amount of $15,745,473 prior to maturity. The note was due May 2000 with a rate of 7.96%. The repayment resulted in an extraordinary charge of $214,263, net of a $131,322 income tax benefit.

3.      ACCOUNTING CHANGE

Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings and earnings per share, before cumulative effect of accounting change, for the three month periods ended June 30, 1999 and 1998, respectively were increases of $428,000 ($.10 per basic share and diluted share) and $157,000 ($.03 per basic and diluted share) and the six month periods ended June 30, 1999 and 1998, respectively were $908,000 ($.22 per basic share and $.21 per diluted share) and $314,000 ($.07 per basic and diluted share). The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209,000 ($.05 per basic and diluted share), net of related income taxes of $139,000. The pro forma amounts shown on the condensed consolidated statements of income have been adjusted for the effect of retroactive application.

4.      MANAGEMENT ESTIMATES

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

The Company leases flight equipment to various commercial airline fleets on short-term to medium-term operating leases, generally three to five years. The related flight equipment is generally financed by borrowings that become due at or near the end of the lease term through a balloon payment. As a result, the Company's operating results depend

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on management's ability to roll over debt facilities, renegotiate favorable leases and realize estimated residual values.

5.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS                          SIX MONTHS
                                                                ENDED JUNE 30,                       ENDED JUNE 30,
                                                        ------------------------------        ------------------------------
                                                           1999                1998              1999                1998
                                                        -----------         ----------        -----------         ----------
Numerator:

  Income before cumulative effect of
    accounting change and extraordinary loss .........  $   908,819         $  591,992        $ 1,859,046         $1,149,159
  Cumulative effect of change in accounting for
    ancillary payments under lease agreements ........           --                 --                 --            209,000
  Extraordinary loss on debt extinguishment ..........      214,263                 --            214,263                 --
                                                        -----------         ----------        -----------         ----------
Net income ...........................................  $   694,556         $  591,992        $ 1,644,783         $1,358,159

Denominator:

  Denominator for basic earnings per share-
    weighted average shares outstanding ..............    4,212,284          4,497,584          4,212,462          4,497,584
Effect of dilutive securities:
  Employee stock options .............................      115,795            181,471            112,147            164,078
  Non-employee stock options .........................          945                 --                572                 --
                                                        -----------         ----------        -----------         ----------
Dilutive potential common shares .....................      116,740            181,471            112,719            164,078
                                                        -----------         ----------        -----------         ----------
  Denominator for diluted earnings per share-
    adjusted weighted average shares and assumed
    conversions ......................................    4,329,024          4,679,055          4,325,181          4,661,662

Basic earnings per share:
  Income before cumulative effect of
    accounting change and extraordinary loss .........  $       .21         $      .13        $       .44         $      .25
  Cumulative effect of accounting change .............           --                 --                 --                .05
  Extraordinary loss .................................         (.05)                --               (.05)                --
                                                        -----------         ----------        -----------         ----------
Net income ...........................................  $       .16         $      .13        $       .39         $      .30
                                                        ===========         ==========        ===========         ==========
Diluted earnings per share:
  Income before cumulative effect of
    accounting change and extraordinary loss .........  $       .21         $      .13        $       .43         $      .25
  Cumulative effect of accounting change .............           --                 --                 --                .04
  Extraordinary loss .................................         (.05)                --               (.05)                --
                                                        -----------         ----------        -----------         ----------
  Net income .........................................  $       .16         $      .13        $       .38         $      .29
                                                        ===========         ==========        ===========         ==========

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

6.      FLIGHT EQUIPMENT

The Company entered into an agreement to purchase four aircraft from International Lease Finance Corporation (ILFC). In June 1999, the Company completed the purchase of the first aircraft under that agreement.

7.      NOTES PAYABLE

The Company extended notes due May 1999 with balances totaling $2,017,000 to July 1999. The Company extended a note due July 1999 with a balance totaling $17,350,422 to October 1999. Related to the acquisition of an aircraft purchased in June 1999, the Company obtained bridge financing of $14,700,000 due November 2000 from ILFC and a subordinated note of $4,900,000 due July 2004 from ILFC. During May 1999, the Company repaid a note with a bank with a principal balance of $15,745,473 prior to maturity. The Company repaid the note with bridge financing obtained from ILFC. It is the Company's intent to refinance bridge financings with term notes.

At June 30, 1999 the Company's weighted average composite interest rate was 7%.

8.      SHAREHOLDERS' EQUITY

The Company granted options to purchase 60,000 shares of the Company's common stock at an exercise price of $6.38 under the 1997 Eligible Directors Option Plan and the 1997 Employee Stock Option and Award Plan.

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

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Reference is made to the cautionary statements made in our Report on Form 10-K for the year ended December 31, 1998 ("Form 10-K") which should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-K.

EXTRAORDINARY ITEM

In May 1999, we repaid a note with a principal amount of $15,745 prior to maturity. The note was due May 2000 with a rate of 7.96%. The repayment resulted in an extraordinary charge of $214, net of a $131 income tax benefit.

ACCOUNTING CHANGE

Effective January 1, 1998, we changed our method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings, before cumulative effect of accounting change, for the three month periods ended June 30, 1999 and 1998, respectively were increases of $428 and $157 and the six month periods ended June 30, 1999 and 1998, respectively were increases of $908 and $314. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

Revenues from rental of flight equipment increased by 37%, or $2,253, to $8,373 in the three months ended June 30, 1999 compared to the same period in 1998 as a result of the acquisition of three aircraft on lease, an acceleration of revenues on ancillary payments resulting from lease terminations as well as the impact of the change in accounting method discussed above. The one additional aircraft purchased in June 1999 had an insignificant impact on our income statement in the three month period ended June 30, 1999. Our lease portfolio consisted of fourteen aircraft on lease with a book value of $252,917 at June 30, 1999 and ten aircraft on lease with a book value of $167,598 at June 30, 1998.

In the three months ended June 30, 1999, we earned $200 of consulting fees. No consulting fees were earned in the three month period ended June 30, 1998.

Interest income decreased to $368 for the three months ended June 30, 1999 from $490 for the same period in 1998 principally as a result a decrease in interest rates from 1998 to 1999 and a decrease in cash and restricted cash balances.

Expenses as a percent of total revenues were 84% and 85% during the three months ended June 30, 1999 and 1998, respectively. This decrease in the percentage is due to the effect of the 35% increase in total revenue while expenses increased 33%. Interest expense increased to $3,688 for the three months ended June 30, 1999 from $2,732 for the same period in 1998 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Our composite interest rate was 7% and 7.3% at June 30, 1999 and 1998, respectively. Depreciation expense increased to $3,360 in the second quarter of 1999 from $2,454 in the second quarter of 1998 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses decreased to $365 in the three months ended June 30, 1999 from $373 in the same period of 1998. Increases in compensation expense were offset by decreases in insurance and professional fees. During the three months ended June 30, 1999 and 1998, we incurred $62 of non-cash stock compensation related to the vesting of options granted to executive officers.

Income tax expense increased to $557 from $397 as a result of the increase in revenues and reduction in total expenses as a percent of total revenues. The $160 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 38%. We continue to generate substantial federal net operating loss carryforwards primarily resulting from accelerated tax depreciation.

Net income increased to $695 for the three months ended June 30, 1999 from $592 for the same period in 1998 due to the factors described above and the effect of the extraordinary item.

Six Months Ended June 30, 1999 and 1998

Revenues from rental of flight equipment increased by 41%, or $4,987, to $17,247 in the six months ended June 30, 1999 compared to the same period in 1998 as a result of the acquisition of three aircraft on lease, an acceleration of revenues from ancillary payments resulting from lease terminations as well as the impact of the change in accounting method discussed above. The one additional aircraft purchased in June 1999 had an insignificant impact on our income statement in the three month period ended June 30, 1999.

In the six months ended June 30, 1999, we earned $200 of consulting fees. No consulting fees were earned in the six month period ended June 30, 1998.

Interest income decreased to $739 for the six months ended June 30, 1999 from $922 for the same period in 1998 principally as a result a decrease in interest rates from 1998 to 1999 and a decrease in cash and restricted cash balances.

Expenses as a percent of total revenues were 84% and 85% during the six months ended June 30, 1999 and 1998, respectively. This decrease in the percentage is due to the effect of the 38% increase in total revenue while expenses increased 35%. Interest expense increased to $7,496 for the six months ended June 30, 1999 from $5,520 for the same period in 1998 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Depreciation expense increased to $6,720 in 1999 from $4,908 in 1998 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased to $847 in the six months ended June 30, 1999 from $710 in the same period of 1998. The increase in general and administrative expense was primarily the result of additional compensation expense. During the six months ended June 30, 1999 and 1998, we incurred $125 of non-cash stock compensation related to the vesting of options granted to executive officers.

The $369 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 38%. The Company paid no federal income taxes during the six months ended June 30, 1999 due to substantial net operating loss carryforwards resulting primarily from accelerated tax depreciation.

Net income increased to $1,645 for the six months ended June 30, 1999 from $1,358 for the same period in 1998 due to the factors described above and the effects of the extraordinary item and the change in accounting method.

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

For the six months ended June 30, 1999, net cash provided from operating activities increased by $6,758 principally as a result of an increase of $287 in net income, an increase in a non-cash expense for depreciation of $1,812 and decreases in restricted cash and other assets of $1,275 and $4,166, respectively, partially offset by a decrease in lease and other deposits of $927 and decrease in deferred rent.

The increase of $22,729 in cash used in investing activities resulted primarily from the purchase of an aircraft during the three months ended June 30, 1999. No aircraft were purchased during the six months ended June 30, 1998.

For the six months ended June 30, 1999, net cash provided in financing activities was $12,742 compared to net cash used in financing activities of $5,237 during the six months ended June 30, 1998. Proceeds from financing activities resulted primarily from $15,745 of bridge financing from ILFC and $19,600 of financing from ILFC related to the purchase of an aircraft. Proceeds from financing activities were partially offset in 1999 by loan paydowns and stock repurchases of $22,604. In 1998, proceeds used in financing activities was $5,237 as a result of loan paydowns.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders, at which the proposals described below were submitted to stockholders, was held June 3, 1999.

Proposal No. 1 Election of Directors. The following individuals, who received the votes indicated, were elected as directors:

        Name                           FOR                  WITHHELD
        ----                        ---------               --------
William E. Lindsey                  2,932,698                46,611
Michael P. Grella                   2,932,698                46,611
Magnus Gunnarsson                   2,932,698                46,611
Ralph O. Hellmold                   2,932,698                46,611
Aaron Mendelsohn                    2,932,698                46,611
Christer Salen                      2,932,698                46,611
Kenneth Taylor                      2,932,698                46,611
Stuart M. Warren                    2,932,698                46,611


Proposal No. 2 The proposal to amend the Company's 1997 Stock Option and Award
               Plan. The results of the voting were as follows:


         FOR                    AGAINST               ABSTAIN
     ---------                  -------               -------
     1,664,342                  176,395               10,400

Proposal No. 3 The proposal to amend the Company's 1997 Eligible Directors Stock
               Option Plan. The results of the voting were as follows:


         FOR                    AGAINST               ABSTAIN
     ---------                  -------               -------
     1,768,387                  72,195                10,555


Proposal No. 4 The proposal to ratify the selection of KPMG LLP as independent public accountants for the Company for the fiscal year ending December 31, 1999. The results of the voting were as follows:

         FOR                    AGAINST               ABSTAIN
     ---------                  -------               -------
     2,968,587                   5,500                3,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS

       NUMBER                             DESCRIPTION
       ------                             -----------
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

        4.2 The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

        18      Preferability letter regarding change in accounting principle.
                Filed as Exhibit 18 to Form 10-Q for the quarterly period ended
                March 31, 1998, and incorporated herein by reference

        27.1    Financial Data Schedule for the three months ended June 30, 1999

        27.2    Financial Data Schedule for the six months ended June 30, 1999

REPORTS ON FORM 8-K:

During the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERNATIONAL AIRCRAFT INVESTORS

August 5, 1999

                                        /s/ MICHAEL P. GRELLA
                                        ----------------------------------------
                                        Michael P. Grella
                                        President
                                        And Chief Operating Officer


August 5, 1999

                                        /s/ RICK O. HAMMOND
                                        ----------------------------------------
                                        Rick O. Hammond
                                        Vice President-Finance
                                        And Treasurer