Form 10-Q
period 1999-09-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 1999-11-12
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

        ..............................N/A................................
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X..... No....

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at October 29, 1999
COMMON STOCK, $.01 PAR VALUE                            4,209,204

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statement
          Condensed Consolidated Balance Sheets
          As of September 30, 1999 and December 31, 1998.............................    3
          Condensed Consolidated Statements of Income
          Three months ended September 30, 1999 and 1998.............................    4
          Condensed Consolidated Statements of Income
          Nine months ended September 30, 1999 and 1998..............................    5
          Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1999 and 1998..............................    6
          Notes to Condensed Consolidated Financial Statements.......................    7
Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations..................................................   10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...........................................   14
          Signatures.................................................................   15

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                1999                  1998
                                                                            -------------        --------------
                                                                             (UNAUDITED)
ASSETS
Cash and cash equivalents ............................................      $ 16,050,437          $ 15,923,982
Flight equipment, at cost less accumulated depreciation of
   $46,843,871 at September 30, 1999 and $36,099,484
   at December 31, 1998 ..............................................       288,297,773           236,908,773
Cash, restricted .....................................................        14,004,328            13,387,878
Other assets .........................................................         1,563,804             1,670,383
                                                                            ------------          ------------
                                                                            $319,916,342          $267,891,016
                                                                            ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses ..........................      $  1,786,577          $  1,000,291
Notes payable ........................................................       250,461,369           208,001,908
Lease and other deposits on flight equipment .........................        24,568,370            18,629,524
Deferred rent ........................................................         1,413,007             3,030,812
Deferred taxes, net ..................................................         4,108,504             2,477,876
                                                                            ------------          ------------
                                                                             282,337,827           233,140,411
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value. Authorized 15,000,000
  shares; none issued and outstanding ................................                --                    --
Common stock, $.01 par value. Authorized
  20,000,000 shares; issued and outstanding
  4,209,284 shares at September 30, 1999 and
  4,216,284 shares at December 31, 1998 ..............................           42,093                42,163
Additional paid-in capital ...........................................        31,248,794            31,292,324
Deferred compensation ................................................          (312,500)             (500,000)
Retained earnings ....................................................         6,600,128             3,916,118
                                                                            ------------          ------------
          Net shareholders' equity ...................................        37,578,515            34,750,605
                                                                            ------------          ------------
                                                                            $319,916,342          $267,891,016
                                                                            ============          ============

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------
                                                     1999                1998
                                                 -------------      --------------
                                                           (UNAUDITED)
REVENUES:
  Rental of flight equipment ................      $10,194,403      $ 6,858,318
  Interest income ...........................          403,544          449,252
                                                   -----------      -----------
         Total revenues .....................       10,597,947        7,307,570
EXPENSES:
  Interest ..................................        4,267,127        3,078,618
  Depreciation ..............................        4,024,387        2,724,000
  General and administrative ................          567,760          357,025
  Stock compensation ........................           62,500           62,500
                                                   -----------      -----------
        Total expenses ......................        8,921,774        6,222,143
                                                   -----------      -----------
Income before income taxes ..................        1,676,173        1,085,427
Income tax expense ..........................          636,946          434,000
                                                   -----------      -----------
        Net income ..........................      $ 1,039,227      $   651,427
                                                   ===========      ===========

Basic earnings per share ....................           $  .25           $  .15
                                                        ======           ======
Diluted earnings per share ..................           $  .24           $  .14
                                                        ======           ======
Weighted average common shares outstanding:
         Basic ..............................        4,211,040        4,486,497
                                                   ===========      ===========
         Assuming dilution ..................        4,340,606        4,634,132
                                                   ===========      ===========


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ---------------------------------
                                                                                          1999               1998
                                                                                    --------------       ------------
                                                                                                 (UNAUDITED)
REVENUES:
  Rental of flight equipment ...................................................      $ 27,441,289       $ 19,118,937
  Consulting fees ..............................................................           200,000               --
  Interest income ..............................................................         1,142,965          1,370,873
                                                                                      ------------       ------------
         Total revenues ........................................................        28,784,254         20,489,810
EXPENSES:
  Interest .....................................................................        11,762,873          8,598,682
  Depreciation .................................................................        10,744,387          7,632,000
  General and administrative ...................................................         1,414,871          1,066,842
  Stock compensation ...........................................................           187,500            187,500
                                                                                      ------------       ------------
        Total expenses .........................................................        24,109,631         17,485,024
                                                                                      ------------       ------------
Income before income taxes and cumulative effect of accounting
  change and extraordinary loss ................................................         4,674,623          3,004,786
Income tax expense .............................................................         1,776,350          1,204,200
                                                                                      ------------       ------------
Income before cumulative effect of accounting change
 and extraordinary loss ........................................................         2,898,273          1,800,586
Cumulative effect of change in accounting for ancillary
  payments under lease agreements, net of income tax expense
  of $139,000 ..................................................................                --            209,000
Extraordinary loss on debt extinguishment, net of income
  tax benefit of $131,322 ......................................................           214,263                 --
                                                                                      ------------       ------------
        Net income .............................................................      $  2,684,010       $  2,009,586
                                                                                      ============       ============
Basic earnings share:
        Income before cumulative effect of accounting change ...................            $  .69             $  .40
        Cumulative effect of accounting change .................................                --                .05
         Extraordinary loss ....................................................              (.05)                --
                                                                                      ------------       ------------
        Net income .............................................................            $  .64             $  .45
                                                                                      ============       ============
Diluted earnings per share:
        Income before cumulative effect of accounting change ...................            $  .67             $  .39
        Cumulative effect of accounting change .................................                --                .04
         Extraordinary loss ....................................................              (.05)                --
                                                                                      ------------       ------------
        Net income .............................................................            $  .62             $  .43
                                                                                      ============       ============
Weighted average common shares outstanding:
         Basic .................................................................         4,211,928          4,493,848
                                                                                      ============       ============
         Assuming dilution .....................................................         4,327,265          4,635,019
                                                                                      ============       ============

Pro forma  effect  assuming  the  change  in  accounting  principle  is  applied retroactively:
        Net income .............................................................      $  2,684,010       $  1,800,586
        Earnings per share:
         Basic .................................................................            $  .64             $  .40
         Diluted ...............................................................            $  .62             $  .39


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                       1999                1998
                                                                                  -------------       ------------
                                                                                              (UNAUDITED)
Cash flows from operating activities:
Net income ..................................................................      $  2,684,010       $  2,009,586
Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation of flight equipment ...................................        10,744,387          7,632,000
         Cumulative effect of accounting change .............................              --             (209,000)
         Amortization of deferred transaction fees ..........................           334,471            170,474
         Deferred taxes, net ................................................         1,630,628          1,316,244
         Stock compensation .................................................           187,500            187,500
         (Increase) decrease in assets:
         Cash, restricted ...................................................          (616,450)        (1,838,221)
         Other assets .......................................................          (227,892)            89,730
         Increase (decrease) in liabilities:
         Accrued interest and other accrued liabilities .....................           786,286              4,521
         Lease and other deposits on flight equipment .......................         5,938,846          4,348,186
         Deferred rent ......................................................        (1,617,805)          (834,012)
                                                                                    ------------      ------------
         Net cash provided by operating activities ..........................        19,843,981         12,877,008
Cash flows from investing activities:
         Purchase of flight equipment .......................................       (62,133,387)       (45,100,000)
                                                                                   ------------       ------------
         Net cash used in investing activities ..............................       (62,133,387)       (45,100,000)
Cash flows from financing activities:
         Repayment of notes payable .........................................       (23,048,090)        (6,038,104)
         Repayment of notes payable to ILFC .................................        (3,837,922)        (1,805,405)
         Repayment of notes payable to GLH ..................................                --            (41,500)
         Proceeds from notes payable ........................................                --                 --
         Proceeds from notes payable to ILFC ................................        69,345,473         36,284,000
         Repurchase of common stock .........................................           (43,600)          (644,066)
                                                                                   ------------       ------------
         Net cash provided by financing activities ..........................        42,415,861         27,754,925
                                                                                   ------------       ------------
         Net decrease in cash and cash equivalents ..........................           126,455         (4,468,067)
Cash and cash equivalents at beginning of period ............................        15,923,982         23,838,306
                                                                                   ------------       ------------
Cash and cash equivalents at end of period ..................................      $ 16,050,437       $ 19,370,239
                                                                                   ============       ============
Supplemental disclosure of cash flow information
         Cash paid for interest .............................................      $ 10,988,192       $  8,565,405
         Cash paid for income taxes .........................................      $     12,000       $     18,156


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of September 30, 1999 and the results of its operations for the three month and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.  EXTRAORDINARY ITEM

In May 1999, the Company repaid a note with a principal amount of $15,745,473 prior to maturity. The note was due May 2000 with a rate of 7.96%. The repayment resulted in an extraordinary charge of $214,263, net of a $131,322 income tax benefit.

3.  ACCOUNTING CHANGE

Effective January 1, 1998, the Company changed its method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings and earnings per share, before cumulative effect of accounting change, for the three month periods ended September 30, 1999 and 1998, respectively were increases of $358,000 ($.09 per basic share and $.08 per diluted share) and $164,000 ($.04 per basic and diluted share) and the nine month periods ended September 30, 1999 and 1998, respectively were $1,267,000 ($.30 per basic share and $.29 per diluted share) and $478,000 ($.11 per basic and $.10 per diluted share). The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209,000 ($.05 per basic and diluted share), net of related income taxes of $139,000. The pro forma amounts shown on the condensed consolidated statements of income have been adjusted for the effect of retroactive application.

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

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                              -------------                  -------------
                                                         1999            1998              1999             1998
                                                     -----------      -----------      -----------       -----------
Numerator:
  Income before cumulative effect of
  accounting change and extraordinary loss ....      $ 1,039,227      $   651,427      $ 2,898,273       $ 1,800,586
  Cumulative effect of change in accounting
  for ancillary payments under lease agreements               --               --               --           209,000
  Extraordinary loss on debt extinguishment ...               --               --          214,263              --
                                                     -----------      -----------      -----------       -----------
Net income ....................................      $ 1,039,227      $   651,427      $ 2,684,010       $ 2,009,586

Denominator:
  Denominator for basic earnings per share-
  weighted average shares outstanding .........        4,211,040        4,486,497        4,211,928         4,493,848
Effect of dilutive securities:
  Employee stock options ......................          126,436          147,635          113,779           141,171
  Non-employee stock options ..................            3,130             --              1,558              --
                                                     -----------      -----------      -----------       -----------
Dilutive potential common shares ..............          129,566          147,635          115,337           141,171
                                                     -----------      -----------      -----------       -----------
  Denominator for diluted earnings per share-
  adjusted weighted average shares and assumed
  conversions .................................        4,340,606        4,634,132        4,327,265         4,635,019

Basic earnings per share:
   Income before cumulative effect of
   accounting change and extraordinary loss ...      $       .25      $       .15      $       .69       $       .40
   Cumulative effect of accounting change .....               --               --               --               .05
         Extraordinary loss ...................               --               --             (.05)               --
                                                     -----------      -----------      -----------       -----------
Net income ....................................      $       .25      $       .15      $       .64       $       .45
                                                     ===========      ===========      ===========       ===========
Diluted earnings per share:
  Income before cumulative effect of
  accounting change and extraordinary loss ....      $       .24      $       .14      $       .67       $       .39
  Cumulative effect of accounting change ......               --               --               --               .04
  Extraordinary loss ..........................               --               --             (.05)               --
                                                     -----------      -----------      -----------       -----------
  Net income ..................................      $       .24      $       .14      $       .62       $       .43
                                                     ===========      ===========      ===========       ===========


The Company issued its underwriters warrants to purchase 260,000 shares of its common stock at $12 per share in connection with its initial public offering. These warrants were excluded from the computation of diluted net income

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


per common share because they were anti-dilutive. The warrants are exercisable through November 10, 2001.

6.  FLIGHT EQUIPMENT

The Company entered into an agreement to purchase four aircraft from International Lease Finance Corporation (ILFC). Through September 1999, the Company completed the purchase of two of the aircraft under that agreement.

7.  NOTES PAYABLE

The Company extended notes due July 1999 with balances totaling $2,017,000 to December 1999. The Company extended a note due October 1999 with a balance totaling $17,034,888 to December 1999. Related to the acquisition of an aircraft purchased in July 1999, the Company obtained bridge financing of $30,000,000 due November 1999 from ILFC and a subordinated note of $4,000,000 due August 2004 to ILFC. It is the Company's intent to refinance bridge financings with term notes.

At September 30, 1999 the Company's weighted average composite interest rate was 7%.

8.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Transactions" and SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS No. 137 defers the implementation date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not completed the process of determining the effect of SFAS No. 133 and SFAS No. 137 on its financial statements.

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

ACCOUNTING CHANGE

Effective January 1, 1998, we changed our method of accounting for income recognition of ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings, before cumulative effect of accounting change, for the three month periods ended September 30, 1999 and 1998, respectively were increases of $358 and $164 and the nine month periods ended September 30, 1999 and 1998, respectively were increases of $1,267 and $478. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

Revenues from rental of flight equipment increased by 49%, or $3,336, to $10,194 in the three months ended September 30, 1999 compared to the same period in 1998 as a result of the acquisition of three aircraft on lease, an acceleration of revenues on ancillary payments resulting from lease terminations as well as the impact of the change in accounting method discussed above. Our lease portfolio consisted of fifteen aircraft on lease with a book value of $288,298 at September 30, 1999 and twelve aircraft on lease with a book value of $209,974 at September 30, 1998.

Interest income decreased to $404 for the three months ended September 30, 1999 from $449 for the same period in 1998 principally as a result a decrease in average interest rates from 1998 to 1999.

Expenses as a percent of total revenues were 84% and 85% during the three months ended September 30, 1999 and 1998, respectively. This decrease in the percentage is due to the effect of the 45% increase in total revenue while expenses increased 43%. Interest expense increased to $4,267 for the three months ended September 30, 1999 from $3,079 for the same period in 1998 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Our composite interest rate was 7% and 7.2% at September 30, 1999 and 1998, respectively. Depreciation expense increased to $4,024 in the third quarter of 1999 from $2,724 in the third quarter of 1998 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased to $568 in the three months ended September 30, 1999 from $357 in the same period of 1998 primarily as a result of increased compensation expense. During the three months ended September 30, 1999 and 1998, we incurred $62 of non-cash stock compensation related to the vesting of options granted to executive officers.

Income tax expense increased to $637 from $434 as a result of the increase in revenues and reduction in total expenses as a percent of total revenues. The $203 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 38%. We continue to generate substantial federal net operating loss carryforwards primarily resulting from accelerated tax depreciation.

Net income increased to $1,039 for the three months ended September 30, 1999 from $651 for the same period in 1998 due to the factors described above.

Nine Months Ended September 30, 1999 and 1998

Revenues from rental of flight equipment increased by 44%, or $8,322, to $27,441 in the nine months ended September 30, 1999 compared to the same period in 1998 as a result of the acquisition of three aircraft on lease, an acceleration of revenues from ancillary payments resulting from lease terminations as well as the impact of the change in accounting method discussed above.

In the nine months ended September 30, 1999, we earned $200 of consulting fees. No consulting fees were earned in the nine month period ended September 30, 1998.

Interest income decreased to $1,143 for the nine months ended September 30, 1999 from $1,371 for the same period in 1998 principally as a result of a decrease in average interest rates from 1998 to 1999.

Expenses as a percent of total revenues were 84% and 85% during the nine months ended September 30, 1999 and 1998, respectively. This decrease in the percentage is due to the effect of the 40% increase in total revenue while expenses increased 38%. Interest expense increased to $11,763 for the nine months ended September 30, 1999 from $8,599 for the same period in 1998 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Depreciation expense increased to $10,744 in 1999 from $7,632 in 1998 primarily as a result of the acquisition of three additional aircraft. General and administrative expenses increased to $1,415 in the nine months ended September 30, 1999 from $1,067 in the same period of 1998. The increase in general and administrative expense was primarily the result of additional compensation expense. During the nine months ended September 30, 1999 and 1998, we incurred $187 of non-cash stock compensation related to the vesting of options granted to executive officers.

The $572 increase in income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 38%. The Company paid no federal income taxes during the nine months ended September 30, 1999 due to substantial net operating loss carryforwards resulting primarily from accelerated tax depreciation.

Net income increased to $2,684 for the nine months ended September 30, 1999 from $2,010 for the same period in 1998 due to the factors described above and the effects of the extraordinary item and the change in accounting method.

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

For the nine months ended September 30, 1999, net cash provided from operating activities increased by $6,967 principally as a result of an increase of $674 in net income, an increase in a non-cash expense for depreciation of $3,112 and a decrease in restricted cash of $1,222 and an increase in lease and other deposits of $1,591.

The $62,133 used in investing activities during the nine months ended September 30, 1999 resulted primarily from the purchase of two aircraft. The $45,100 used in investing activities during the nine months ended September 30, 1998 resulted primarily from the purchase of two aircraft. The $17,033 increase in cash used in investing activities resulted from the difference in the age and the type of aircraft purchased.

For the nine months ended September 30, 1999, net cash provided in financing activities was $42,416 compared to net cash provided by financing activities of $27,755 during the nine months ended September 30, 1998. Proceeds from financing activities resulted primarily from $69,345 of bridge financing and other financing from ILFC related to the purchase of an aircraft. Proceeds from financing activities were partially offset in 1999 by loan paydowns and stock repurchases of $26,930. For the nine months ended September 30, 1998, net cash provided by financing activities was $27,755, including the proceeds from borrowings of $36,284 to finance the acquisition of aircraft on lease, offset by repayments of $7,885 on notes payable and $644 of common stock repurchases.

Cash and cash equivalents vary from period to period principally as a result of the timing of the purchase and sale of aircraft.

We use interest swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt and do not use them for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

Our ability to successfully execute our business strategy and to sustain our operations is dependent, in part, on our ability to obtain financing and to raise equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to us on favorable terms or at all. If we were unable to continue to obtain any portion of required financing on favorable terms, our ability to add new aircraft to our lease portfolio, extend leases, re-lease an aircraft, repair or recondition an aircraft if required, or retain ownership of an aircraft on which financing has expired would be impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon International Lease Finance Corporation.


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

          4.1          The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

          27.1         Financial Data Schedule for the three months ended September 30, 1999

          27.2         Financial Data Schedule for the nine months ended September 30, 1999


     REPORTS ON FORM 8-K:

     During the quarter ended September 30, 1999, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERNATIONAL AIRCRAFT INVESTORS



November 11, 1999                           /s/ Michael P. Grella
                                            ------------------------------------
                                             Michael P. Grella
                                             President
                                             And Chief Operating Officer



November 11, 1999                           /s/ Alan G. Stanford, Jr.
                                            ------------------------------------
                                             Alan G. Stanford, Jr.
                                             Vice President--Controller
                                             And Chief Accounting Officer