Form 10-K405
period 1999-12-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 2000-03-28
CIK 1029688

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period ___________________ to ___________________.
                        Commission file number 000-22249

                        INTERNATIONAL AIRCRAFT INVESTORS
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                       95-4176107
(State or other jurisdiction of                     (I.R.S. Employer ID No.)
 incorporation or organization)

   3655 TORRANCE BOULEVARD,                                   90503
SUITE 410, TORRANCE, CALIFORNIA                             (Zip Code)
  (Address of registrant's
 principal executive offices)

       Registrant's telephone number, including area code: (310) 316-3080

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 16, 2000 was approximately $20,987,070 (based on the closing price on Nasdaq National Market as reported by the Wall Street Journal on such date).

At March 16, 2000, the registrant had issued and outstanding an aggregate of 4,166,784 shares of its common stock.

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

================================================================================

                        INTERNATIONAL AIRCRAFT INVESTORS
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR END DECEMBER 31, 1999


                                TABLE OF CONTENTS


  ITEM                                  PART I                              PAGE
  ----                                                                      ----
    1     Business                                                            3

    2     Properties                                                         14

    3     Legal Proceedings                                                  14

    4     Submission of Matters to a Vote of Securities Holders              14

                                        PART II

    5     Market for Registrant's Common Equity and Related
          Stockholder Matters                                                15

    6     Selected Financial Data                                            16

    7     Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                           18

    7A    Quantitative and Qualitative Disclosures About Market Risk         21

    8     Financial Statements and Supplementary Data                        21

    9     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           21

                                        PART III

    10    Directors and Executive Officers of the Registrant                 22

    11    Executive Compensation                                             22

    12    Security Ownership of Certain Beneficial Owners and
          Management                                                         22

    13    Certain Relationships and Related Transactions                     22

                                         PART IV

    14    Exhibits, Financial Statement Schedules and Reports on Form 8-K    22

                                PART I

ITEM 1. BUSINESS.

GENERAL

      We are primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. As of December 31, 1999, we had sixteen aircraft on lease to fifteen airlines worldwide. We lease aircraft under "triple net" operating leases where the lessee is responsible for all operating costs (i.e., crew, fuel, insurance, taxes, licenses, landing fees, navigation charges, maintenance, repairs and associated expenses) and we retain the potential benefit and risk of the residual value of the aircraft, as distinct from finance leases where the full cost of the aircraft is recovered over the term of the lease at generally lower lease rates.

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

      Focus on Used Commercial Jet Aircraft with a Broad Market Acceptance. We lease used, single-aisle jet aircraft which generally range between five and 15 years old at the time the aircraft is acquired by us. We currently focus on the acquisition and lease of single-aisle jet aircraft, primarily aircraft with a seating capacity of 121 to 240 passengers. According to the 1999 Current Market Outlook published by the Boeing Commercial Airplane Group in 1999, that type of aircraft accounted for approximately 40% of the world fleet at December 31, 1998. The Boeing Report estimates that the commercial replacement cycle for this type of aircraft is 25 to 28 years from manufacture date. This category of jet aircraft includes the Boeing 737-300/-400, the Boeing Model 757-200, the McDonnell Douglas MD80 series and the Airbus A320.

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

      Employ Strict Risk Management Criteria. We will only purchase aircraft that are currently under lease or are subject to a contractual commitment for lease or purchase. We currently seek to finance our aircraft using a non-recourse loan structure. We will not purchase aircraft on speculation. We evaluate carefully the credit risk associated with each of our lessees and the lessee's ability to operate and properly maintain the aircraft. We also evaluate the return conditions in each lease since the condition of an aircraft at the end of a lease can significantly impact the amount we will receive on the re-lease or sale of an aircraft.

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

      We make an analysis of the credit risk associated with each lease before entering into a lease. We obtain extensive financial information regarding the lessee. We evaluate the prospective lessee's available financial statements and trade and banking references, and working with our lender evaluate country and political risk, insurance coverage, liability and expropriation risk. The process for credit approval is a joint undertaking between us and the senior lender providing the debt financing for the leased aircraft. See "Cautionary Statements."

      Upon termination of a lease, our objective is to re-lease or sell the aircraft. Our leases generally require that the lessee notify us six to nine months prior to the termination of the lease as to whether the lessee intends to exercise any option to extend the lease. This allows us to commence our remarketing efforts well in advance of the termination of a lease. We generally negotiate lease extensions with our lessees. However, since January 1, 1997, aircraft which came off lease were re-leased to four new customers.

CUSTOMERS

      At December 31, 1999, our lessees included:

            Domestic Customers:               Foreign Customers:

            -  Delta Air Lines, Inc.          -  Air Liberte S.A.

            -  ILFC (subleased to Copmania    -  Air Transat A.T. Inc.
               Panamenia de Aviacon, S.A.
               (COPA))

            -  Southwest Airlines Co.         -  Asiana Airlines, Inc.

            -  Trans World Airlines, Inc.     -  British Airways Plc

                                              -  Canada 3000 Airlines Limited

                                              -  COPA

                                              -  Flying Colours Airlines Limited

                                              -  GB Airways Limited

                                              -  Islandsflug, HF

                                              -  New Zealand International
                                                 Airlines Ltd.

                                              -  TransAer International Airlines
                                                 Limited

                                              -  Transportes Aereos Ejecutivos,
                                                 S.A. de C.V. (TAESA)

      During the years ended December 31, 1997, 1998 and 1999, lease revenues from flight equipment generated from foreign customers accounted for approximately 61%, 68% and 76%, respectively, of total revenues.

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

      The following customers accounted for more than 10% of our total revenues in one or more of the three years ended December 31, 1999:

            Air Belgium International N.V.    British Airways Plc.
              1998-10%                          1998-12%
                                                1997-11%

            Air Transat A.T. Inc.             Shanghai Airlines
              1999-11%                          1998-11%
              1998-15%                          1997-13%

            Alaska Airlines, Inc.             Southwest Airlines Co.
              1997-17%                          1997-13%

We lease aircraft to British Airways and two of its affiliates (Air Liberte and GB Airways). Revenues from British Airways and its affiliates accounted for 11%, 16% and 19% in 1997, 1998 and 1999, respectively.

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

      We maintain banking relationships primarily with four commercial banks providing long-term secured equipment financing to us in an aggregate amount of $127.9 million at December 31, 1999. ILFC has provided certain guarantees and other financial support with respect to our borrowings which have allowed us to finance our aircraft at more favorable leverage than we could have obtained without ILFC's support. See Notes 5 and 6 to Consolidated Financial Statements.

      At December 31, 1999, $262.9 million (or 96.7%) of our borrowings to finance aircraft purchases were on a non-recourse basis. Non-recourse loans are structured as loans to special purpose subsidiaries which only own the assets which secure the loan. Only the relevant special purpose subsidiary is liable for the repayment of the non-recourse loan. We are only liable if we breach certain limited representations and warranties under the applicable loan documentation. The lender assumes the credit risk of each lease, and its only recourse upon a default under the lease is against the lessee, the leased equipment and the special purpose subsidiary. Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the terms of the lease, any guarantees and the amount of the loan. The remaining $9.1 million of our borrowings are on a recourse basis. ILFC has agreed to indemnify us for any payments under this recourse loan not funded by lease or sale payments.

      The terms of all of our current non-ILFC bridge borrowings end within 30 to 60 days after the minimum noncancelable period under the related lease, after which we will be required to renegotiate the loan or obtain other financing in connection with the re-lease of the aircraft. See "Cautionary Statements."

      Notes payable due within one year totaled $102.4 million at December 31, 1999, of which $101.3 million represents balloon payments and $1.1 million represents installment payments. We intend to refinance all of the balloon payments due in 2000. During 1997, 1998 and 1999, we refinanced $40.4 million, $29.7 million and $46 million of balloon payments, respectively.

      At December 31, 1999, our borrowings had interest rates ranging from 6.0% to 7.96% per annum, with a weighted average interest rate of 7% per annum. At December 31, 1999, approximately 10% of our borrowings accrued interest on a floating rate basis.

      We have previously provided for all of our financing needs through internally generated funds, borrowings and equity capital. There is no assurance that those sources will provide us with additional capital resources. Our future growth is dependent upon raising additional capital. See "Cautionary Statements."

RELATIONSHIP WITH ILFC

      ILFC was an initial investor in the Company, and owns approximately 1.6% of our common stock. Fourteen of our sixteen present aircraft were acquired from ILFC and ILFC has provided certain guarantees and other financial support with respect to our borrowings. See "Financing/Source of Funds" above. ILFC has also paid various fees to us for consulting and remarketing services. We have entered into an agreement with ILFC pursuant to which ILFC has agreed to assist us in the remarketing of our aircraft if requested by us. See "Aircraft Leasing" above, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," and Note 5 to Consolidated Financial Statements. ILFC is a wholly owned subsidiary of American International Group, Inc. and is a major owner-lessor of commercial jet aircraft.

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

      The FAA regulates the operation and maintenance of all aircraft operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in most other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if their airworthiness is in question.

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

      The FAA and the civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. In most instances, older non-complying aircraft may be brought into compliance by modifying the engines. Fourteen of our aircraft currently comply with these regulations. Our remaining two aircraft, currently on lease to 2001, are leased in areas not requiring modification. These two aircraft may require modification if moved to a jurisdiction requiring compliance. Currently, these modifications range in cost from $1.2 million to $2 million per aircraft. In some instances, it is necessary to perform noise compliance work to lease the aircraft into a new jurisdiction. For example, Western Europe and the United States have non-addition rules which state that an aircraft which does not meet specified noise compliance regulations cannot be brought into the region and operated by an airline licensed by one of these governments. A non-complying aircraft can only be leased or sold into a market that does not require compliance with the stricter standards. See "Cautionary Statements."

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

EMPLOYEES

      As of December 31, 1999, we had seven employees. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are good.

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

We depend on the airline industry.

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

We have a limited number of aircraft and lessees.

      We currently own and lease sixteen aircraft to fifteen lessees. The loss of any one aircraft or the financial difficulty of or lease default by any one lessee could have a material adverse effect on our business, financial condition and results of operations.

We depend upon ILFC.

      Fourteen of our current sixteen aircraft were acquired from ILFC. See "Relationship With ILFC". In connection with all of our aircraft, ILFC has provided guarantees or other financial support which have allowed us to finance the aircraft at more favorable leverage than we could have obtained without the guarantees and financial support of ILFC. In addition, ILFC has provided a portion of the consulting fees reported by us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that we will be able to continue to acquire from ILFC or from other entities aircraft and leases of the type and on terms as favorable as or better than the aircraft and leases acquired from ILFC. If aircraft and leases are acquired from ILFC or others, we cannot assure you that guarantees or financial support will be given by the seller or whether we will be able to receive as favorable leverage and interest rates from its lenders. If we are unable to acquire aircraft and leases and to finance the acquired aircraft at competitive rates, our business, financial condition and results of operations could be adversely affected. See "Relationship With ILFC," and Note 5 to Consolidated Financial Statements.

We are exposed to our lessees' credit risk.

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

We face special risks because of the number of foreign customers.

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

We may need to comply with certain aircraft noise requirements for some of our aircraft.

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

      Fourteen of our aircraft currently meet Stage 3 requirements. Our remaining two aircraft are currently leased in areas not imposing Stage 3 requirements. These two aircraft may require modification if moved to a jurisdiction requiring Stage 3 compliance. Currently, these modification costs range from $1.2 million to $2 million per aircraft. See "Government Regulation." We cannot assure you that we will be able to obtain financing for any of these modifications.

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

We depend on our ability to obtain financing.

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

      In addition, the terms of our loans generally require a substantial balloon payment at the end of the noncancelable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the loan with the lender or obtain other financing. Refinancing the balloon amount of the loan is dependent upon our re-leasing the related aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." We cannot assure you that the necessary amount of capital will continue to be available to us on favorable terms, or at all. If we are unable to continue to obtain any portion of required financing on favorable terms, our ability to add new leases to our lease portfolio, renew leases, re-lease an aircraft, repair or recondition an aircraft if required or retain ownership of an aircraft on which financing has expired could be limited, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon ILFC. See "Reliance Upon ILFC" above and "Relationship With ILFC," and Note 5 to Consolidated Financial Statements.

We face risks of changes in interest rates.

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

We face actual and potential competition from many sources.

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

Foreign ownership of companies owning U.S. registered aircraft is limited.

      We intend to maintain United States registration of some of the aircraft which we own. Aircraft may not be registered in the United States unless the registered owner is a citizen of the United States or other permissible persons under the Federal Aviation Act. If a corporation is the registered owner of an aircraft, the corporation must be organized under the laws of the United States or any State, and the president and two-thirds or more of the board of directors and at least 75% of the voting interest of the corporation must be controlled by persons who are citizens of the United States. Non-U.S. citizens may hold stock in a U.S. corporation through an appropriate voting trust. Any failure to meet the registration requirements of the FAA may result in substantial penalties, including the forced sale of the aircraft, the potential for uninsured casualties to the aircraft, the loss of the benefits of the central recording system under federal law (thereby leaving the aircraft exposed to liens or other interests not of record with the FAA), and a breach by us of any leases or financing agreements with respect to the aircraft.

The limits on liability of lessors are uncertain.

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

We could be subject to substantial costs if lessees do not properly maintain their leased aircraft.

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

Changes in tax laws or accounting principles could adversely affect us.

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

Our quarterly operating results fluctuate.

      We have experienced fluctuations in our quarterly operating results and anticipate that these fluctuations may continue. The factors causing fluctuations include:

      -     the timing of purchases or sales of aircraft

      -     the timing and extent of consulting and remarketing fees

      -     unanticipated early lease terminations

      - termination of a lease and the subsequent re-lease of an aircraft at a different lease rate

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

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

      We review opportunities to acquire suitable jet aircraft that meet our portfolio strategy based on market demand and customer airline requirements, as well as our portfolio mix and planning strategies. Before committing to purchase an aircraft, we take into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines and anticipated obsolescence. As a result, certain types and vintages of aircraft do not meet the profile for inclusion in our portfolio of aircraft. At December 31, 1998 and 1999, the average age of our flight equipment was 12.5 and 12.6 years, respectively. As of December 31, 1998 and 1999, our portfolio contained ten and fourteen aircraft, respectively that were Stage 3 compliant. See "Item 1. Business--Cautionary Statements."

      The following table shows the scheduled lease terminations (for the minimum noncancellable period) by aircraft type for our lease portfolio at December 31, 1999:

AIRCRAFT TYPE            2000    2001    2002    2003    2004    2005    TOTAL
-------------            ----    ----    ----    ----    ----    ----    -----
A320-200 ...........       1      --      --       1      --      --       2
727-200 ............      --      --      --       1      --      --       1
737-200 ............      --       3      --      --      --      --       3
737-300 ............      --      --       3      --      --      --       3
737-400 ............      --       2      --       1      --      --       3
757-200 ............      --      --       1       1      --      --       2
MD-82 ..............      --      --      --      --       1      --       1
MD-83 ..............      --       1      --      --      --      --       1
                         ---     ---     ---     ---     ---     ---     ---
      Total ........       1       6       4       4       1      --      16
                         ===     ===     ===     ===     ===     ===     ===

      We are in the process of terminating a lease with TAESA, a Mexican airline. The airline recently had an accident on one of its DC-9 aircraft and the Mexican government subsequently grounded its entire fleet. As a result, TAESA defaulted on its lease of a Boeing Model 737-300, and we are currently in the process of repossessing the aircraft. The lease was due to terminate June 2002.

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


ITEM 3. LEGAL PROCEEDINGS.

      We are not currently involved in any litigation.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

      Our common stock is listed on the National Association of Securities Dealers Automated Quotation National Market (Nasdaq National Market) under the trading symbol "IAIS." The high and low sale prices, as reported by The Nasdaq Stock Market, Inc., for the years ended December 31, 1998 and 1999 were as follows:

                                   1998                     1999
                          ---------------------      -------------------
                            HIGH          LOW         HIGH         LOW
                          --------       ------      ------      -------
First Quarter             $10 7/8        $9 1/8      $8 1/4      $6 1/8
Second Quarter            $10 5/8        $8 5/8      $7 1/8      $6 3/16
Third Quarter             $9 13/16       $6 3/4      $7 3/4      $6 7/16
Fourth Quarter            $7             $5 3/8      $7 1/4      $5 11/16

      On March 16, 2000, the number of holders of record of our common stock was 57.

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

                                                                    AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                      1995             1996           1997             1998            1999
                                                    ---------       ---------       ---------       ---------       ---------
STATEMENT OF INCOME DATA                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND OTHER DATA)
  Revenues:
    Rental of flight equipment....................  $   7,765       $  12,681       $  15,433       $  26,985       $  38,088
    Consulting fees...............................        491             461             212             605             200
    Gain on sale of aircraft equipment............         --             141              --              --              --
    Interest income...............................        118             169             483           1,727           1,454
                                                    ---------       ---------       ---------       ---------       ---------
         Total revenues...........................      8,374          13,452          16,128          29,317          39,742
  Expenses........................................      7,656          12,380          15,028          24,596          33,686
  Equity in earnings of affiliates................        183              --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------
  Income before income taxes and
      cumulative effect of accounting change
      and extraordinary loss......................        901           1,072           1,100           4,721           6,056
  Income tax expense..............................         30              37             433           1,542           2,263
                                                    ---------       ---------       ---------       ---------       ---------
  Net income before cumulative effect
      of accounting change and extraordinary
      loss........................................        871           1,035             667           3,179           3,793
  Cumulative effect of accounting change..........         --              --              --             209              --
  Extraordinary loss on debt extinguishment.......         --              --              --              --            (214)
                                                    ---------       ---------       ---------       ---------       ---------
  Net income......................................  $     871       $   1,035       $     667       $   3,388       $   3,579
                                                    =========       =========       =========       =========       =========
  Basic earnings per share(1):
    Net income before cumulative effect
         of accounting change and
         extraordinary loss.......................  $   17.77       $   14.79       $     .88       $     .72       $     .90
    Cumulative effect of accounting change........         --              --              --             .04              --
    Extraordinary loss on debt extinguishment.....         --              --              --              --            (.05)
                                                    ---------       ---------       ---------       ---------       ---------
    Net income....................................  $   17.77       $   14.79       $     .88       $     .76       $     .85
                                                    =========       =========       =========       =========       =========
  Diluted earnings per share(1):
    Net income before cumulative effect
         of accounting change and
         extraordinary loss.......................  $     .48       $     .56       $     .30       $     .70       $     .88
    Cumulative effect of accounting change........         --              --              --             .05              --
    Extraordinary loss on debt extinguishment.....         --              --              --              --            (.05)
                                                    ---------       ---------       ---------       ---------       ---------
    Net income....................................  $     .48       $     .56       $     .30       $     .75       $     .83
                                                    =========       =========       =========       =========       =========
  Weighted average number of common
      shares outstanding..........................         49              70             754           4,430           4,212
  Weighted average number of common
      shares outstanding-assuming dilution........      1,826           1,837           2,207           4,545           4,323

BALANCE SHEET DATA
  Flight equipment under operating lease..........  $  95,450       $  89,885       $ 172,506       $ 236,909       $ 314,083
  Total assets....................................     96,779          92,620         204,552         267,891         342,497
  Debt financing..................................     87,825          82,710         154,720         208,002         271,971
  Shareholders' equity............................      4,048           5,084          33,095          34,751          38,296
OTHER DATA
  Aircraft equipment owned at period end(2).......         8               7              10              13              16

--------------

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

ACCOUNTING CHANGE

      Effective January 1, 1998, we changed our method of accounting for income recognition for ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings, before cumulative effect of accounting change, for the years ended December 31, 1998 and 1999, were increases of $983 and $2,055, respectively. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

Years Ended December 31, 1997, 1998 and 1999

      Revenues from rental of flight equipment increased by 74.8% to $26,985 in 1998 from $15,433 in 1997 primarily as a result of the acquisition of three aircraft under lease in 1998, as well as the change in accounting method discussed above. Our lease portfolio increased from ten aircraft with a book value of $172,506 at December 31, 1997 to thirteen aircraft with a book value of $236,909 at December 31, 1998. The 41% increase in rental revenues in 1999 to $38,088 from $26,985 in 1998 was primarily the result of the acquisition of three aircraft under lease in 1999. Our lease portfolio increased from thirteen aircraft with a book value of $236,909 at December 31, 1998 to sixteen aircraft with a book value of $314,083 at December 31, 1999.

      We are in the process of terminating a lease with TAESA, a Mexican airline. The airline recently had an accident on one of its DC-9 aircraft and the Mexican government subsequently grounded its entire fleet. As a result, TAESA defaulted on its lease of a Boeing Model 737-300, and we are currently in the process of repossessing the aircraft. The lease was due to terminate June 2002. We are aggressively marketing the aircraft to several airlines. Because of the current softness in the leasing market, any new lease will likely be at a reduced rate. In addition, we will not recognize rental revenue on this aircraft for at least the first three months of 2000. We will incur additional charges related to the repossession. We have two notes payable to ILFC related to the aircraft of $14,996 bearing interest at 7.96% due April 2000 and $402 bearing interest at 6.0% due May 2000. We intend to refinance the notes payable as they come due.

      In 1997, consulting revenues totaled $212, including $12 paid by Great Lakes Holdings (which is owned by our Chief Executive Officer and our President), $25 from ILFC and $175 from unrelated parties. No further consulting fees are expected to be received from Great Lakes. In 1998 and 1999, consulting fee revenues totaled $605 and $200, respectively paid from unrelated parties.

      Interest income increased to $1,727 in 1998 from $483 in 1997 principally as a result of a full year of interest earned on increased cash from our initial public offering and on increased restricted cash balances. Interest income decreased from $1,727 in 1998 to $1,454 in 1999 primarily as a result of lower average interest rates.

      Expenses as a percent of total revenues were 93.2%, 83.9% and 84.7% in 1997, 1998 and 1999, respectively. The decrease in the percent of total revenues from 1997 to 1998 was due to the effect of an 82% increase in total revenues and only a 64% increase in total expenses. The increase in the percent of total revenues from 1998 to 1999 was due to the effect of a 36% increase in total revenues and a 37% increase in total expenses.

      Interest expense increased from $7,480 in 1997 to $12,120 in 1998 and $16,525 in 1999. Interest expense increased in 1998 as a result of interest on financing related to the acquisition of three additional aircraft, offset by loan paydowns and lower interest rates on new financings. Interest expense increased in 1999 as a result of interest on financing related to the acquisition of three additional aircraft and a charge related to the early termination of a lease, offset by loan paydowns. Our weighted average interest rate was 7.1% and 7% at December 31, 1998 and 1999, respectively.

      Depreciation expense increased from $6,550 in 1997 to $10,697 in 1998 and $15,029 in 1999. The increase of $4,147 in 1998 from 1997 resulted from the acquisition of three additional aircraft in 1998. The increase of $4,332 in 1999 from 1998 resulted from the acquisition of three additional aircraft in 1999. General and administrative expenses were $747, $1,529 and $1,882 in 1997, 1998 and 1999, respectively. The increase from 1997 to 1998 was primarily the result of additional compensation expense as the result of new employment agreements with our Chief Executive Officer and with our President, as well as the additional costs associated with maintaining our status as a public company. The increase from 1998 to 1999 was primarily the result of additional compensation. In 1997, 1998 and 1999, we incurred $250 of non-cash compensation expense related to the vesting of options. We expect to incur $250 of non-cash compensation expense related to the vesting of these options in 2000. See Note 8 to Consolidated Financial Statements.

      We recognized income tax expense of $433, $1,542 and $2,263, representing effective income tax rates of 40% and 33% and 37%, during 1997, 1998 and 1999, respectively. The $1,109 increase in income tax expense in 1998 primarily represents a non-cash provision for deferred income taxes. Our effective tax rate decreased to 33% as a result of an increasing number of foreign aircraft in our portfolio and tax planning associated with our federal net operating loss carryforwards. The $721 increase in income tax expense in 1999 primarily represents a non-cash provision for deferred income taxes as our effective tax rate increased to 37%. During 1999, we continued to generate substantial federal net operating loss carryforwards. At December 31, 1999, we had $21,608 of federal net operating loss carryforwards. See Note 3 to Consolidated Financial Statements.

      Net income increased from $667 in 1997 to $3,388 in 1998 and $3,579 in 1999 due to the factors described above and the effects of the extraordinary item and the change in accounting method.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal external sources of funds have been term loans from banks and seller financing secured by aircraft. As a result, a substantial amount of our cash flow from the rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the balloon amount of the loan or obtain other financing. Refinancing of the balloon amount is dependent upon re-leasing the related aircraft. Accordingly, we begin lease remarketing efforts well in advance of the lease termination. See "Item 1. Business -- Financing/Source of Funds." The principal use of cash is for financing the acquisition of our aircraft portfolio, which are financed by loans secured by the applicable aircraft. We entered into a $5,000 line of credit with a bank in February 2000. The line of credit bears interest at LIBOR plus 2.5% and expires June 30, 2001. No borrowings have been made against the line of credit.

      At December 31, 1998 and 1999, we had cash and cash equivalents of $15,924 and $13,045, respectively.

      Net cash provided by operating activities increased from $12,776 in 1997 to $15,900 in 1998 and to $25,639 in 1999. The increase of $3,124 in 1998 was primarily the result of the acquisition of three aircraft and their related leases. The increase of $9,739 in 1999 was primarily the result of the acquisition of three additional aircraft and their related leases.

      In 1997, the $89,171 of net cash used in investing activities was primarily used to purchase three aircraft. In 1998, cash of $75,100 was used in investing activities to purchase three additional aircraft. In 1999, cash of $92,203 was used primarily in investing activities to purchase three additional aircraft.

      In 1997, net cash provided by financing activities was $99,059 including the proceeds of borrowings of $80,463 primarily to finance the acquisition of three aircraft, offset by repayments of notes of $7,768, as well as $26,365 from both the issuance of 2,680,000 shares in our initial public offering and the issuance of 488,501 shares upon the exercise of stock options. In 1998, net cash provided by financing activities was $51,285, including proceeds from borrowings of $64,384 to finance the purchase of three aircraft, offset by repayments of $11,116 and $1,983 of common stock repurchases. In 1999, net cash provided by financing activities was $63,686, including proceeds from borrowings of $110,127 to finance the purchase of three aircraft and refinance existing borrowings, offset by repayments of $46,159 and $283 of common stock repurchases.

      Cash and cash equivalents vary from year to year principally as a result of the timing of the purchase and sale of aircraft.

      We use interest rate swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt and do not use swap arrangements for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

      Our ability to execute our business strategy successfully and to sustain our operations is dependent, in part, on our ability to obtain financing and to raise equity capital. We cannot assure you that the necessary amount of capital will continue to be available to us on favorable terms or at all. If we are unable to continue to obtain any portion of required financing on favorable terms, our ability to add new aircraft to our lease portfolio, renew leases, re-lease aircraft, repair or recondition aircraft if required, or retain ownership of aircraft on which financing has expired would be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon ILFC. See "Item 1. Business--Cautionary Statements."

IMPACT OF YEAR 2000 ISSUE

      The Year 2000 issue results from computer programs written using two digits to identify the year in the date field. These computer programs were designed and developed without consideration of the impact of the change in the century. If not corrected, these programs could create erroneous information.

      The effects of the Year 2000 issue did not materially affect our financial results or financial condition. We have incurred no additional costs associated with the Year 2000 issue and estimate that no additional costs will be incurred.

      Failure by our lessees, manufacturers of our aircraft and business partners to properly comply with Year 2000 issues could result in lost revenues and increased expenses. We have not experienced, nor do we expect to experience a material effect on our financial results or our financial position.

      We will continue assessing our internal and external risk as we acquire additional information systems and enter into business relationships with additional lessees, manufacturers of aircraft and other business partners.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

      This analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at December 31, 1999 and are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis. See "Item 1. Business--Cautionary Statements."

      From time to time, we enter into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangements, we pay interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the loans. We had no swap agreements at December 31, 1999.

      The carrying amounts of cash and cash equivalents approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the year-end carrying value.

      The fair values of the our debt instruments, including the related AVGs, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense in 2000 resulting from a hypothetical 10% increase in our weighted average borrowing rate at December 31, 1999 or $1,904.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market-- Sensitive Instruments and Risk Management.


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



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

      See Index to Consolidated Financial Statements on page 24 of this report.

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

      NUMBER                              DESCRIPTION
      ------                              -----------
*       10.1      Employment Agreement with William E. Lindsey. Filed as Exhibit
                  10.1 to Form 10-Q for the quarterly period ended September 30,
                  1997, and is incorporated herein by reference

*       10.2      Employment Agreement with Michael P. Grella. Filed as Exhibit
                  10.2 to Form 10-Q for the quarterly period ended September 30,
                  1997, and is incorporated herein by reference

*       10.3      1997 Stock Option and Award Plan. Filed as Exhibit 6 to
                  Registration Statement No. 333-46411, and incorporated herein by reference

*       10.4      1997 Eligible Director Stock Option Plan. Filed as Exhibit 6
                  to Registration Statement No. 333-46413, and incorporated
                  herein by reference

*       10.5      Form of Indemnity Agreement. Filed as Exhibit 10.3 to
                  Registration Statement No. 333-19875, and incorporated herein by reference

        23.1      Consent of KPMG LLP, independent certified public accountants

        27        Financial Data Schedule for the year ended December 31, 1999

--------------

* Management contracts.

REPORTS ON FORM 8-K:

During the quarter ended December 31, 1999, we did not file any reports on Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report................................................ 25

Consolidated Balance Sheets as of December 31, 1999 and 1998................ 26

Consolidated Statements of Income for the years ended December 31,
1999, 1998 and 1997......................................................... 27

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1997, 1998 and 1999............................................ 29

Consolidated Statements of Cash Flows for the years ended December 31,
1999, 1998 and 30 1997...................................................... 30

Notes to Consolidated Financial Statements.................................. 31

                     INDEPENDENT AUDITORS' REPORT

The Board of Directors
International Aircraft Investors:

We have audited the accompanying consolidated balance sheets of International Aircraft Investors and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Aircraft Investors and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                          KPMG LLP

Los Angeles, California
  January 21, 2000,
  Except for Note 9
  which is as of March 21, 2000

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                      ---------------------------------
                                                           1999               1998
                                                      -------------       -------------
Cash and cash equivalents ......................      $  13,045,392       $  15,923,982
Flight equipment, at cost, net .................        314,083,293         236,908,773
Deferred fees ..................................          1,061,924           1,180,681
Cash, restricted ...............................         13,908,097          13,387,878
Other assets ...................................            398,294             489,702
                                                      -------------       -------------
                                                      $ 342,497,000       $ 267,891,016
                                                      =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other accrued expenses ....      $   1,727,635       $   1,000,291
Notes payable ..................................        271,970,620         208,001,908
Lease and other deposits .......................         23,282,834          18,629,524
Deferred rent ..................................          2,624,534           3,030,812
Deferred taxes, net ............................          4,594,927           2,477,876
                                                      -------------       -------------
                                                        304,200,550         233,140,411
Commitments and contingencies
Shareholders' equity :
  Preferred stock, $.01 par value
    Authorized 15,000,000 shares; none
    issued and outstanding .....................                 --                  --
  Common stock, $.01 par value
    Authorized 20,000,000 shares;
    issued and outstanding 4,173,784 shares
    at December 31, 1999 and 4,216,284 shares
    at December 31, 1998 .......................             41,738              42,163
  Additional paid-in capital ...................         31,009,749          31,292,324
  Deferred stock compensation ..................           (250,000)           (500,000)
  Retained earnings ............................          7,494,963           3,916,118
                                                      -------------       -------------
      Net shareholders' equity .................         38,296,450          34,750,605
                                                      -------------       -------------
                                                      $ 342,497,000       $ 267,891,016
                                                      =============       =============

           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                          1999               1998              1997
                                                                      ------------       ------------      ------------
Revenues:
  Rental of flight equipment ...................................      $ 38,088,180       $ 26,985,395      $ 15,432,631
  Consulting fees...............................................           200,000            605,000           212,000
  Interest income...............................................         1,453,726          1,727,480           482,842
                                                                      ------------       ------------      ------------
    Total revenues .............................................        39,741,906         29,317,875        16,127,473
Expenses:
  Interest .....................................................        16,525,291         12,119,746         7,480,490
  Depreciation .................................................        15,028,867         10,697,484         6,550,000
  General and administrative....................................         1,881,867          1,529,200           747,287
  Stock compensation ...........................................           250,000            250,000           250,000
                                                                      ------------       ------------      ------------
    Total expenses .............................................        33,686,025         24,596,430        15,027,777
Income before income taxes and cumulative effect of
  accounting change and extraordinary loss .....................         6,055,881          4,721,445         1,099,696
Income tax expense .............................................         2,262,773          1,541,906           433,000
                                                                      ------------       ------------      ------------
Net income before cumulative effect of accounting change
  and extraordinary loss .......................................         3,793,108          3,179,539           666,696
Cumulative effect of accounting change, net of income tax
  of $139,000 ..................................................                --            209,000                --
Extraordinary loss on debt extinguishment, net of income tax
  benefit of $131,322 ..........................................          (214,263)                --                --
                                                                      ------------       ------------      ------------
Net income .....................................................      $  3,578,845       $  3,388,539      $    666,696
                                                                      ============       ============        ==========
Basic earnings per share:
  Net income before cumulative effect of accounting change
       and extraordinary loss ..................................      $        .90       $        .72      $        .88
  Cumulative effect of accounting change .......................                --                .04                --
  Extraordinary loss on debt extinguishment ....................              (.05)                --                --
                                                                      ------------       ------------      ------------
  Net income ...................................................      $        .85       $        .76      $        .88
                                                                      ============       ============        ==========
Diluted earnings per share:
  Net income before cumulative effect of accounting change
       and extraordinary loss ..................................      $        .88       $        .70      $        .30
  Cumulative effect of accounting change .......................                --                .05                --
  Extraordinary loss on debt extinguishment ....................              (.05)                --                --
                                                                      ------------       ------------      ------------
  Net income ....................................................      $       .83       $        .75      $        .30
                                                                      ============       ============      ============
Weighted average common shares outstanding ......................        4,211,534          4,430,183           754,131
                                                                      ============       ============      ============
Weighted average common shares -- assuming dilution .............        4,322,711          4,545,191         2,206,863
                                                                      ============       ============      ============

Pro forma effect assuming the change in accounting
  principle is retroactively applied:
     Net income .................................................     $  3,578,845       $  3,179,539      $    706,696
     Earnings per share:
        Basic ...................................................     $        .85       $        .72      $        .94
        Diluted .................................................     $        .83       $        .70      $        .32

           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      Retained
                                   Convertible        Common Stock        Additional     Deferred     Earnings
                                   Preferred      ---------------------    Paid-in        Stock     (Accumulated
                                     Stock        Shares        Amount     Capital     Compensation    Deficit)        Net
                                   ---------      -------     ---------  ------------  ------------  ------------  ------------
Balance at December 31, 1996 ...   $  49,410      315,000     $   3,150  $  5,170,098  $         --  $   (139,117) $  5,083,541
Reverse stock split ............          --     (245,000)       (2,450)        2,450            --            --            --
                                   ---------      -------     ---------  ------------  ------------  ------------  ------------
Adjusted Balance at December
  31, 1996 .....................      49,410       70,000           700     5,172,548            --      (139,117)    5,083,541
  Issuance of common stock
     from exercise of stock
     options ...................          --      488,501         4,885     2,418,374            --            --     2,423,259
  Issuance of common stock
     from conversion of
     convertible preferred stock     (49,410)   1,103,528        11,035        38,375            --            --            --
  Issuance of common stock
     from conversion of
      convertible note payable..          --      155,555         1,556       727,844            --            --       729,400
  Issuance of common stock, net
     of stock issuance costs ...          --    2,680,000        26,800    23,915,294            --            --    23,942,094
  Deferred stock compensation ..          --           --            --     1,000,000    (1,000,000)           --            --
  Stock compensation ...........          --           --            --            --       250,000            --       250,000
  Net income ...................          --           --            --            --            --       666,696       666,696
                                   ---------      -------     ---------  ------------  ------------  ------------  ------------
Balance at December 31, 1997 ...          --    4,497,584        44,976    33,272,435      (750,000)      527,579    33,094,990
  Repurchase of common stock ...          --     (281,300)       (2,813)   (1,980,111)           --            --    (1,982,924)
  Stock compensation ...........          --           --            --            --       250,000            --       250,000
  Net income ...................          --           --            --            --            --     3,388,539     3,388,539
                                   ---------      -------     ---------  ------------  ------------  ------------  ------------
Balance at December 31, 1998 ...          --    4,216,284        42,163    31,292,324      (500,000)    3,916,118    34,750,605
  Repurchase of common stock ...          --      (42,500)         (425)     (282,575)           --            --      (283,000)
  Stock compensation ...........          --           --            --            --       250,000            --       250,000
  Net income ...................          --           --            --            --            --     3,578,845     3,578,845
                                   ---------      -------     ---------  ------------  ------------  ------------  ------------
Balance at December 31, 1999 ...   $      --    4,173,784     $  41,738  $ 31,009,749  $   (250,000) $  7,494,963  $ 38,296,450
                                   =========    =========     =========  ============  ============  ============  ============

           See accompanying notes to consolidated financial statements

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                   1999               1998              1997
                                                               ------------       ------------       ------------
Cash flow from operating activities:
Net income ..............................................      $  3,578,845       $  3,388,539       $    666,696
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Cumulative effect of accounting change ................                --            209,000                 --
  Depreciation of flight equipment ......................        15,028,867         10,697,484          6,550,000
  Amortization of deferred fees .........................           624,511            257,647            235,653
  Deferred taxes, net of effect of accounting change ....         2,117,051          1,654,076            423,800
  Stock compensation ....................................           250,000            250,000            250,000
  Increase in assets:
     Cash, restricted ...................................          (520,219)        (6,410,904)        (6,766,147)
     Other assets .......................................          (414,346)          (683,191)           (72,277)
  Increase (decrease) in liabilities:
     Accrued interest and other accrued expenses ........           727,344           (343,386)           515,984
     Lease deposits and other deposits ..................         4,653,310          7,184,411          9,933,053
     Deferred rent ......................................          (406,278)          (303,188)         1,039,000
                                                               ------------       ------------       ------------
       Net cash provided by operating activities ........        25,639,085         15,900,488         12,775,762
Cash flows from investing activities:
  Purchase of flight equipment ..........................       (92,203,387)       (75,100,000)       (89,171,283)
                                                               ------------       ------------       ------------
     Net cash used in investing activities ..............       (92,203,387)       (75,100,000)       (89,171,283)
Cash flows from financing activities:
  Repayment of notes payable ............................       (25,254,014)        (8,152,498)        (6,293,592)
  Repayment of notes payable to ILFC ....................       (20,904,747)        (2,880,390)        (1,274,803)
  Repayment of notes payable to GLH .....................                --            (83,000)          (200,000)
  Proceeds from notes payable ...........................        14,600,000         31,250,000         52,500,000
  Proceeds from notes payable to ILFC ...................        95,527,473         33,134,000         27,762,500
  Proceeds from notes payable to GLH ....................                --                 --            200,000
  Issuance of common stock ..............................                --                 --         26,365,353
  Repurchase of common stock ............................          (283,000)        (1,982,924)                --
                                                               ------------       ------------       ------------
     Net cash provided by (used in) financing activities         63,685,712         51,285,188         99,059,458
                                                               ------------       ------------       ------------
     Net increase (decrease) in cash and cash equivalents        (2,878,590)        (7,914,324)        22,663,937
Cash and cash equivalents at beginning of year ..........        15,923,982         23,838,306          1,174,369
                                                               ------------       ------------       ------------
Cash and cash equivalents at end of year ................      $ 13,045,392       $ 15,923,982       $ 23,838,306
                                                               ============       ============       ============
Supplemental disclosure of cash flow information --
     Cash paid for interest .............................      $ 15,298,845       $ 12,205,485       $  6,772,358
                                                               ============       ============       ============
     Cash paid for taxes ................................      $     12,800       $     26,830                 --
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

                        DECEMBER 31, 1999, 1998 AND 1997


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

      Fourteen of the Company's sixteen aircraft at December 31, 1999 were acquired from International Lease Finance Corporation (ILFC), a 1.6% shareholder of the Company. In connection with certain of these aircraft acquisitions, ILFC has provided loan guarantees or other financial support which have provided more favorable borrowing arrangements than the Company could otherwise have obtained. Additionally, the Company has derived certain consulting fees from ILFC for providing remarketing and other services.

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

Accounting Change

      Effective January 1, 1998, the Company changed its method of accounting for income recognition for ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was accounted for as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effect of this change on net earnings and earnings per share, before cumulative effect of accounting change, for the years ended December 31, 1999 and 1998, were increases of $2,055,000 ($.30 per basic and diluted share) and $983,000 ($.22 per basic and diluted share), respectively. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of approximately $209,000 ($.04 per basic share and $.05 per diluted share), net of related income taxes of $139,000. The pro forma amounts shown on the consolidated statements of income have been adjusted for the effect of retroactive application.

Cash and Cash Equivalents

      Cash and cash equivalents includes cash and highly liquid investments purchased with an original maturity of less than 90 days. Certain cash and short-term investments for the repayment of a security deposit and maintenance reserves are restricted pursuant to certain loan agreements. Such security deposit and maintenance reserves mature through November 2004.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred Fees

      The direct costs related to purchase and lease agreements are capitalized and amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the related lease.

      The costs related to asset value guarantees (AVGs) are capitalized and amortized to expense using the straight-line method over the term of the AVG, generally ten years. At December 31, 1999 and 1998, deferred fees related to AVGs were $247,890 and $255,106, respectively.

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

Maintenance Reserves and Interest Income

      Normal maintenance and repairs of flight equipment on lease are provided by and paid for by the lessee. Maintenance reserves received under certain leases amounted to $13,197,538, $5,959,306 and $7,672,043 during the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, one of the Company's lessees held a related maintenance reserve with ILFC in accordance with an agreed-upon arrangement. The Company received interest earned on this reserve held with ILFC which amounted to $40,699 during 1997. The lease and related arrangement expired April 1997.

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

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Stock Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 (APBO No. 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied. The Company elected to continue to measure compensation cost under APBO No. 25. Had compensation cost been determined using the fair value at the grant date for awards during 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for 1999 would have been reduced to the pro forma amount as indicated below.

            Net earnings as reported ..............      $3,578,845

            Pro forma net earnings ................       3,251,167

            Net earnings per share, as reported:
                 Basic ............................             .85
                 Diluted ..........................             .83
            Pro forma net earnings per share:
                 Basic ............................             .77
                 Diluted ..........................      $      .75
                                                         ==========

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the period ended December 31, 1999; dividend yield of 0%; expected volatility of 46%; risk-free interest rate of between 4.57% and 4.62% and expected lives of five years.

      The weighted average fair value per share of options granted during the periods ended December 31, 1999 is $3.12.

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

Comprehensive Income

      In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components. The Company has no items of comprehensive income and as a result SFAS. No. 130 has no impact on the Company's financial reporting.

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

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:

                                                             YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                         1999           1998           1997
                                                      ---------      ---------      ---------
Basic earnings per share-weighted average
  shares outstanding ...........................      4,211,534      4,430,183        754,131
Effect of dilutive securities:
  Employee stock options .......................        109,842        115,008        187,267
  Non-employee stock options ...................          1,335             --        202,580
  Convertible preferred stock ..................             --             --        931,196
  Convertible note payable .....................             --             --        131,689
                                                      ---------      ---------      ---------
Dilutive potential common shares ...............        111,177        115,008      1,452,732
Diluted earnings per share-adjusted
  average shares and assumed conversions .......      4,322,711      4,545,191      2,206,863
                                                      =========      =========      =========

      The Company issued to its underwriters warrants to purchase 260,000 shares of its common stock at $12 per share in connection with its initial public offering. These warrants were excluded from the compensation computation of diluted net income per common share because they were anti-dilutive. The warrants are exercisable through November 10, 2001.

      In 1998, the Company issued options to purchase 25,000 shares of common stock at $10.25 per share under its Eligible Directors Option Plan. These options were excluded from the compensation computation of diluted net income per common share because they were anti-dilutive. The options are exercisable through May 21, 2003.

Significant Customers

      The Company currently owns and leases sixteen aircraft to fifteen lessees. The loss of any one aircraft or the financial difficulty of or lease default by any one lessee could have a material adverse effect on its business, financial condition and results of operations.

      The Company is in the process of terminating a lease with TAESA, a Mexican airline. The airline recently had an accident on one of its DC-9 aircraft and the Mexican government subsequently grounded its entire fleet. As a result, TAESA defaulted on its lease of a Boeing Model 737-300, and the Company is currently in the process of repossessing the aircraft. The lease was due to terminate June 2002. The Company is aggressively marketing the aircraft to several airlines. Because of the current softness in the leasing market, any new lease will likely be at a reduced rate. In addition, the Company will not recognize rental revenue on this aircraft for at least the first three months of 2000 and the Company will incur additional charges related to the repossession. The Company has two notes payable to ILFC related to the aircraft of $14,995,794 bearing interest at 7.96% due April 2000 and $401,757 bearing interest at 6.0% due May 2000. The Company intends to refinance the notes payable as they come due.

      The following customers individually accounted for 10% or more of revenues:


                                          NUMBER OF        PERCENTAGE OF
                                         SIGNIFICANT        REVENUES BY
                                          CUSTOMERS    SIGNIFICANT CUSTOMERS
                                         -----------   ---------------------
        Year ended December 31:
          1999......................          1        11%
          1998......................          4        10%, 11%, 12% and 15%
          1997......................          4        11%, 13%, 13% and 17%

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Segment Information

      In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. The Company's operations are generally limited to the aircraft leasing industry. These operations included the acquisition of used single-aisle jet aircraft and engines for lease and sale to domestic and foreign airlines and other customers. Revenues include rentals of flight equipment to foreign airlines of $30,306,055, $19,824,984 and $9,407,081 in 1999, 1998 and 1997, respectively.

      The following table sets forth the dollar amount and percentage of rentals of flight equipment attributable to the indicated geographic areas for the years indicated:

                                      1999          1998           1997
                                  -----------    -----------    -----------
 United States and Canada ....    $14,075,897    $11,624,832    $ 6,167,050
 Europe ......................     14,322,696      7,797,163      3,668,181
 Central America and Mexico ..      3,636,187      2,112,000      2,112,000
 Asia and the Pacific ........      6,053,400      5,451,400      3,485,400
                                  -----------    -----------    -----------
                                  $38,088,180    $26,985,395    $15,432,631
                                  ===========    ===========    ===========

(2)   FLIGHT EQUIPMENT

The Company's investment in flight equipment (primarily purchased from ILFC) as of December 31, 1999 and 1998 is as follows:

                                                 DECEMBER 31,
                                       -------------------------------
                                            1999             1998
                                       -------------     -------------
       Flight equipment, at cost ..    $ 365,211,644     $ 273,008,257
       Accumulated depreciation ...      (51,128,351)      (36,099,484)
                                       -------------     -------------
       Flight equipment, net ......    $ 314,083,293     $ 236,908,773
                                       =============     =============

(3)   INCOME TAXES

      Provision for taxes on income consisted of the following:

                                     TOTAL       CURRENT       DEFERRED
                                  ----------    ----------    ----------
Year ended December 31:
  1999:
     Federal .................    $1,941,500     $      --    $1,941,500
     State ...................       189,951        12,800       177,151
                                  ----------    ----------    ----------
                                  $2,131,451    $   12,800    $2,118,651
                                  ==========    ==========    ==========
  1998:
     Federal .................    $1,184,560    $   16,430    $1,168,130
     State ...................       357,346        10,400       346,946
                                  ----------    ----------    ----------
                                  $1,515,076    $   26,830    $1,515,076
                                  ==========    ==========    ==========
  1997:
     Federal .................    $  423,800         $  --    $  423,800
     State ...................         9,200         9,200            --
                                  ----------    ----------    ----------
                                  $  433,000    $    9,200    $  423,800
                                  ==========    ==========    ==========

      As of December 31, 1999, the Company had net operating loss carryforwards ("NOL") for Federal and state income tax purposes as follows:

     EXPIRES                       FEDERAL NOL        STATE NOL
                                   -----------       ----------
      2000 ..................               --      $   136,000
      2001 ..................               --          435,000
      2002 ..................               --          167,000
      2003 ..................               --          445,000
      2004 ..................               --          613,000
      2005-2009 .............      $11,052,000               --
      2010-2014 .............        1,124,000               --
      2015-2019 .............        9,432,000               --
                                   -----------       ----------
                                   $21,608,000       $1,796,000
                                   ===========       ==========

      Temporary differences which give rise to net deferred tax liabilities result primarily from timing differences for depreciation and net operating losses. The net deferred tax liabilities are comprised of the following:

                                                   DECEMBER 31,
                                         -------------------------------
                                             1999               1998
                                         ------------       ------------
Net operating loss carryforward ...      $  8,076,666       $  6,453,075
Deferred and advanced rent ........      $  1,203,507       $  1,085,933
Flight equipment, principally due
  to differences in depreciation ..       (14,006,504)       (10,103,117)
Other .............................           339,108            291,401
                                         ------------       ------------
                                           (4,387,223)        (2,272,708)
Valuation allowance ...............          (207,704)          (205,168)
                                         ------------       ------------
                                         $ (4,594,927)      $ (2,477,876)
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

      A reconciliation of total income tax expense with the expected amount computed by applying the Federal and state statutory tax rates to earnings before income taxes and cumulative effect of accounting change follows:


                                           YEAR ENDED DECEMBER 31,
                                 -------------------------------------------
                                     1999            1998            1997
                                 -----------     -----------     -----------
Computed "expected" Federal
   tax expense ..............    $ 1,931,544     $ 1,605,291     $   375,000
State taxes, net of Federal
   income tax benefit .......        198,835          86,391          64,000
Expiration of state net
   operating loss
   carryforwards ............         31,587           7,407         207,000
Change in valuation allowance         (2,536)        (47,726)       (126,000)
Other .......................        (27,979)       (109,457)        (87,000)
                                 -----------     -----------     -----------
                                 $ 2,131,451     $ 1,541,906     $   433,000
                                 ===========     ===========     ===========

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)   LONG-TERM DEBT

      Long-term debt as of December 31, 1999 and 1998 is summarized as follows:

                                                                                     DECEMBER 31,
                                                                            ----------------------------
                                                                                1999            1998
                                                                            ------------    ------------
Note payable to bank bearing interest at 7% on $4,500,000 and LIBOR plus 1.125% (6.46% at December 31, 1999) on $1,195,976, secured by flight equipment, 33 1/3% guaranteed by ILFC, payable in monthly installments of $130,000 including interest, balloon payment of
   $3,907,919, due August 2001 .........................................     $ 5,695,976     $ 6,900,431

Note payable to bank bearing interest at 7.125% on $3,000,000 and
   LIBOR plus 1.125% (6.56% at December 31, 1999) on $411,060, secured by flight equipment, 33 1/3% guaranteed by ILFC, payable in monthly installments of $30,000 including interest, balloon payment of
   $3,235,813, due June 2001 ...........................................       3,411,061       3,695,297

Notes payable to bank bearing interest at 7.1% secured by flight equipment, payable in monthly installments of $40,000 including
   interest, balloon payment of $1,740,120, due May 2003 ...............       2,795,392       3,470,668

Notes payable to bank bearing interest at 7%, secured by flight equipment, 50% guaranteed by ILFC, payable in quarterly
   installments of $276,000 including interest, balloon payment of
   $1,557,246, due April 2001 ..........................................       2,738,256       3,612,093

Note payable to bank bearing interest at 7.96%, repaid June 1999 .......              --      16,414,944

Note payable to bank, bearing interest at LIBOR plus 1.2 (6% at
   December 31, 1999), secured by flight equipment, 100% guaranteed by
   ILFC, payable in quarterly installments of $445,000 including
   interest, balloon payment of $7,354,276, due January 2003 ...........      10,908,835      11,940,979

Note payable to bank, bearing interest at 7.75% to May 18, 2001, then
   8.375%, secured by flight equipment, guaranteed up to $2,600,000 by
   ILFC, payable in monthly installments of $160,000 including
   interest, balloon payment of $4,904,929, due November 2004 ..........      10,970,234      12,181,112

Note payable to bank bearing interest at 7.6%, secured by flight equipment, guaranteed up to $5,000,000 by ILFC, payable in quarterly installments of $598,000 including interest, balloon
   payment of $19,806,718, due May 2001 ................................      20,854,601      21,437,596

Note payable to bank bearing interest at 7.3%, secured by flight equipment, guaranteed up to $6,000,000 by ILFC, payable in monthly installments including interest of $259,000 through April 2000,
   $263,000 through April 2001, $266,000 through April 2002, and
   $270,000 thereafter, balloon payment of $22,536,481, due May 2003 ...      27,078,538      28,154,495

Note payable to bank bearing interest at 6.7%, secured by flight equipment, payable in monthly installments of $180,000 including
   interest, balloon payment of $10,026,502, due April 2002 ............      12,992,149      14,227,700

Note payable to bank bearing interest at 7.1%, secured by flight equipment, payable in monthly installments of $152,000 including
   interest, balloon payment of $14,470,694, due November 2001 .........      15,836,259      16,500,000

Note payable to bank bearing interest at LIBOR plus 1.5%% (6.125% at
   December 31, 1999), secured by flight equipment, guaranteed up to
   $3,000,000 by ILFC, payable in monthly installments of $50,000 plus
   interest, balloon payment of $13,800,000, due May 2001 ..............      14,600,000              --

Note payable to ILFC bearing interest at 7.25%, secured by flight equipment, payable in quarterly installments of $10,000 through
   October 2000, $12,000 through October 2001 and $13,000 through
   October 2002 plus interest, balloon payment of $3,320,000, due
   January 2003 ........................................................       3,464,000       3,504,000

Note payable to ILFC bearing interest at 6.0%, secured by flight equipment, payable in quarterly installments of $50,000 plus
   interest, balloon payment of $301,757, due May 2000 .................         401,757         601,757

Note payable to ILFC bearing interest at 6.0% repaid in August 1999 ....              --         616,845

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                                      DECEMBER 31,
                                                                              ----------------------------
                                                                                  1999            1998
                                                                              ------------    ------------


Note payable to ILFC bearing interest at 7.8%, to December 2000, then 8%
   payable, secured by flight equipment, in monthly installments of
   $35,000 including interest, balloon payment of $3,188,123, due
   November 2004 .........................................................       3,845,733       3,985,164

Note payable to ILFC bearing interest at 7%, secured by flight equipment, payable in monthly installments of $180,000, including interest,
   balloon payment of $15,370,978, due September 2000 ....................      15,617,687      16,734,673

Note payable to ILFC bearing interest at an effective rate of 6.9%, secured by flight equipment, payable in monthly installments of
   $20,000, including interest, balloon payment of $1,394,891, due
   September 2002 ........................................................       1,732,557       1,856,839

Note payable to ILFC bearing interest at an effective rate of 6.93%, secured by flight equipment, payable in monthly installments of
   $32,000, including interest, balloon payment of $2,361,994, due May
   2003 ..................................................................       3,003,157       3,177,146

Note payable to ILFC bearing interest at 7.25%, secured by flight equipment, payable in quarterly installments of $126,500, including
   interest, balloon payment of $3,725,840, due May 2001 .................       3,999,383       4,153,373

Note payable to ILFC bearing interest at 6.5%, secured by flight equipment, payable in monthly installments of $30,000, including
   interest, balloon payment of $1,750,025, due May 2002 .................       2,277,813       2,479,536

Note payable to ILFC bearing interest at 7%, secured by flight equipment, payable in monthly installments of $181,200, including interest,
   balloon payment of $16,391,671, due June 30 ...........................      16,710,403      17,971,526

Note payable to ILFC bearing interest at 6%, secured by flight equipment, payable in monthly installments of $30,000, including
   interest, balloon payment of $122,362, due February 2007 ..............       2,146,696       2,368,734

Note payable to ILFC bearing interest at 6.15%, secured by flight equipment, payable in monthly installments of $92,000, including
   interest, balloon payment of $7,253,151, due December 2003 ............       9,510,954      10,000,000

Note payable to ILFC bearing interest at 7.96%, secured by flight equipment, payable in monthly installments of $220,000, including
   interest, balloon payment of $14,732,199, due April 2000 ..............      14,995,794              --

Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, payable in monthly installments of $47,489, including
   interest, balloon payment of $3,416,505, due July 2004 ................       4,795,926              --

Note payable to ILFC bearing interest at 6.5%, secured by flight equipment, payable in monthly installments of $325,450, including
   interest, balloon payment of $28,969,076, due April 2000 ..............      29,463,901              --

Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, payable in monthly installments of $40,308, including
   interest, balloon payment of $2,663,073, due August 2004 ..............       3,924,558              --

Note payable to ILFC bearing interest at 6.5%, secured by flight equipment, payable in monthly installments of $224,228, including
   interest, balloon payment of $23,062,523, due August 2000 .............      23,182,000              --

Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, payable in monthly installments of $29,000, including
   interest, balloon payment of $2,088,634, due December 2004 ............       3,000,000              --

Note payable to Great Lakes Holdings (affiliated company) bearing
   interest at 6.5%, due June 2000 .......................................         672,000         672,000

Notes payable to Great Lakes Holdings (affiliated company) bearing
   interest at 6.5%, due June 2000 .......................................       1,345,000       1,345,000
                                                                              ------------    ------------
          Total ..........................................................    $271,970,620    $208,001,908
                                                                              ============    ============

      The terms of the Company's aircraft financing loans generally require a substantial balloon payment at the end of the noncancellable portions of the lease of the related aircraft, at which time the Company will be required to re-lease the aircraft and renegotiate the balloon amount of the loan on a long-term basis or obtain other long-term financing. Refinancing of

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the balloon amount is dependent upon the Company re-leasing the related aircraft; accordingly, the Company begins lease remarketing efforts well in advance of the lease termination. Notes payable due within one year totaled $102,388,582 at December 31, 1999, of which $101,304,379 represents balloon payments and $1,084,203 represents installment payments due within one year. The Company intends to refinance all of the balloon payments due in 2000. During 1999, 1998 and 1997, the Company refinanced $45,979,203, $29,725,000 and
$40,382,963 of balloon payments, respectively.

      Scheduled future repayments of notes payable subsequent to December 31, 1999 are as follows:

            YEAR ENDING DECEMBER 31:
               2000.....................................      $113,988,878
               2001.....................................        70,153,991
               2002.....................................        19,808,437
               2003.....................................        48,748,509
               2004.....................................        18,460,218
               Thereafter ..............................           810,587
                                                              ------------
                                                              $271,970,620
                                                              ============

      Certain notes payable contain various financial covenants including maintaining specified minimum tangible net worth and delivery of audited financial statements. The Company was in compliance with these covenants at December 31, 1999.

      From time to time, the Company enters into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangement, the Company pays interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the loans. The Company had no swap agreements at December 31, 1999.

(5)   RELATED PARTY TRANSACTIONS

      During 1999, 1998 and 1997, the Company purchased aircraft from ILFC aggregating $91,700,000, $75,100,000 and $89,090,000, respectively. At December 31, 1999 and 1998, 94% and 91%, respectively, of the Company's gross fleet cost was comprised of aircraft acquired from ILFC. The Company financed these acquisitions through bank loans, partially guaranteed by ILFC, as well as loans from ILFC. ILFC provides these guarantees to lenders through an AVG. ILFC's financial support has allowed the Company to finance aircraft purchases at more favorable leverage than the Company could otherwise obtain. The Company's typical operating lease transaction with an AVG requires a cash investment by the Company of approximately 5% to 15% of the aircraft purchase price while the industry standard ranges from 20% to 30%. At December 31, 1999 and 1998, $31,913,643 or 12% and $39,219,482 or 19%, of long-term debt was covered by AVGs and $142,072,319, or 52%, and $67,450,465, or 32%, was due to ILFC,
respectively.

      The Company had one aircraft leased to ILFC which is subleased to an airline at December 31, 1999 and 1998. The Company recognized rental income of $942,500, $960,000 and $960,000 from this lease in each of the years ended 1999, 1998 and 1997, respectively. The lease expires in August 2001.

      During 1999 and 1998, the Company leased an aircraft to a third party for a three-year period for which ILFC guaranteed certain rental revenue. In connection with the lease, ILFC also guaranteed repayment of the related lease deposit to the lessee of $1,632,000 included in the accompanying consolidated balance sheet. During 1998, the Company purchased an aircraft from ILFC for which ILFC guaranteed certain rental revenue.

      The Company has an agreement with ILFC related to the December 1995 purchase of an aircraft which provides for recovery of an operating loss, as defined, in the acquired lease. The Company estimates this loss will be incurred through 1999. Accordingly, the Company reduced the purchase price of the related aircraft and recognized a receivable for the

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


present value of the estimated recovery aggregating $579,000. The balance was paid at December 31, 1999. The amount due from ILFC at December 31, 1998 was $61,600. The loss stems from a stated lease rate which was less than the market lease rate at the date of acquisition. Accordingly, the Company allocated additional cost to the purchase price and recognized deferred rent aggregating $1,747,000 for the present value of the difference between the market and stated rent. Deferred rent will be amortized on the straight-line method over the remaining lease term. At December 31, 1999 and 1998, deferred rent from the lease was $747,000 and $1,008,000, respectively.

      The Company realized consulting fee revenues of $25,000 during 1997, for services to ILFC. The Company's Chairman and President collectively own Great Lakes Holdings (GLH), an affiliated company. From time to time, these officers provide consulting services to GLH. GLH paid the Company $12,000 during 1997 from Great Lakes.

(6)   RENTAL INCOME

      Minimum future rental income on noncancelable operating leases of flight equipment at December 31, 1999 is as follows:

            YEAR ENDING DECEMBER 31:
                2000...................................       $39,115,776
                2001...................................        32,107,614
                2002...................................        20,714,097
                2003...................................         5,503,334
                2004...................................         2,507,000
                Thereafter.............................                --
                                                              -----------
                                                              $99,947,821
                                                              ===========

      The Company's aircraft are leased under short-term to medium-term leases with remaining terms expiring within one to four years.

(7)   COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company leases offices from a third party under a noncancelable operating lease. Future minimum lease payments are:

            YEAR ENDING DECEMBER 31:
                2000 ..................................       $ 59,083
                2001 ..................................         59,966
                2002 ..................................         62,688
                2003 ..................................         64,928
                2004 ..................................         27,220
                Thereafter ............................             --
                                                              --------
                                                              $273,885
                                                              ========

      Total rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $40,559, $33,107 and $27,285, respectively.

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

      The FAA and civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. Older non-complying aircraft can be brought into compliance by modifying the engines. One of the Company's aircraft had noise compliance work performed at a cost of approximately $2.4 million during 1994 (all of which was paid by the Company). One of the Company's aircraft will be modified to meet noise compliance regulations as a condition of an existing lease at the lessee's expense. At December 31, 1999, two of the Company's aircraft were on lease to airlines which operate in jurisdictions which do not require these modifications. These two aircraft may require this work to be performed after their leases expire unless the aircraft are re-leased and operated in an area that does not require the modification.

(8)   SHAREHOLDERS' EQUITY

      In September 1998, the Company's Board of Directors authorized the repurchase of up to 449,758 shares of the Company's common stock. During 1999 and 1998, the Company repurchased 42,500 and 281,300 shares, respectively of its common stock.

      In November 1997, the Company issued 2.6 million shares of common stock in an initial public offering (IPO) at $10.00 per share. In connection with the IPO, the Company effected a 1-for-4.5 reverse stock split of its common stock which has been applied retroactively in the accompanying consolidated financial statements. In accordance with the underwriting agreement, the Company granted the underwiters warrants to purchase 260,000 shares of common stock at $12 per share exercisable through November 10, 2001 and an overallotment option exercisable through December 20, 1997 to purchase 390,000 additional shares of common stock of which 80,000 shares were exercised. After underwriting discount and other offering costs, net proceeds to the Company were $23,942,094 for these issuances. Concurrent with the Company's IPO, all of the outstanding convertible preferred stock was converted to 1,103,528 shares of common stock.

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

      During March 1997, the Company extended the expiration date on 496,664 employee stock options described in the preceding paragraph to March 31, 2007, which vest 25% in 1997 and 25% in each of the following three years. Accordingly, the Company will recognize aggregate compensation expense of approximately $1 million for the difference between the value of the options on the extension date and the exercise price. The Company recognized $250,000 in stock compensation during the years ended December 31, 1999, 1998 and 1997 related to the amortization of such cost. If the related employee is terminated, the respective stock options will vest in full. At December 31, 1999, 485,554 options with an exercise price of $4.50 per share were outstanding and 364,165 were exercisable.

      During 1997, the Company adopted the 1997 Employee Stock Option and Award Plan (the Employee Plan). The Employee Plan was amended in 1999. A maximum of 325,000 shares of common stock (subject to certain anti-dilutive adjustments) may be issued pursuant to grants and awards under the Employee Plan. The maximum number of shares that may be subject to qualifying share-based awards, either individually or in aggregate, that can be granted under the Employee Plan to any one participant during any calendar year will not exceed 150,000 (subject to certain anti-dilutive adjustments). During 1999 and 1998, options to purchase 55,000 and 5,000 shares, respectively of the Company's common stock at $7.25

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


and $5.875 per share, respectively have been granted under the Employee Plan. The options are fully vested at December 31, 1999 and expire from 2003 to 2004.

      During 1997, the Company adopted the 1997 Eligible Directors Stock Option Plan (the Directors Plan). The Directors Plan was amended in 1999. The Directors Plan provides that annually an Eligible Director will receive an option to purchase 10,000 shares of common stock at an exercise price equal to the market price of common stock on the date of grant. Under the Directors Plan 125,000 shares of common stock are authorized for issuance. During 1999 and 1998, options to purchase 50,000 and 25,000 shares, respectively of the Company's common stock at $6.38 and $10.25 per share, respectively had been granted under the Directors Plan. The options vest through June 2002 and expire from 2003 to 2004.

      Changes in outstanding options under the Company's stock option plans during the three years ended December 31, 1999 and options exercisable at December 31 1999 are as follows:

            Outstanding at December 31, 1996 .....       974,055
               Granted at $4.50 ..................       496,664
               Exercised at $4.50 to $5.175 ......      (488,501)
               Canceled or expired ...............      (496,664)
                                                        --------
            Outstanding at December 31, 1997 .....       485,554
               Granted at $5.875 to $10.25 .......        30,000
               Exercised .........................            --
               Canceled or expired ...............            --
                                                        --------
            Outstanding at December 31, 1998 .....       515,554
               Granted at $6.375 to $7.25 ........       105,000
               Exercised .........................            --
               Canceled or expired ...............            --
                                                        --------
            Outstanding at December 31, 1999 .....       620,554
                                                        ========


      In November 1997, a convertible note payable was converted to 155,555 shares of common stock.

(9)   SUBSEQUENT EVENTS

      In January 2000, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's common stock.

      The Company entered into a $5,000,000 line of credit with a bank in February 2000. The line of credit bears interest at LIBOR plus 2.5% and expires June 30, 2001. No borrowings have been made against the line of credit.

      The Company is in the process of terminating a lease with TAESA, a Mexican airline. The airline recently had an accident on one of its DC-9 aircraft and the Mexican government subsequently grounded its entire fleet. As a result, TAESA defaulted on its lease of a Boeing Model 737-300, and the Company is currently in the process of repossessing the aircraft. The lease was due to terminate June 2002. The Company is aggressively marketing the aircraft to several airlines. Because of the current softness in the leasing market, any new lease will likely be at a reduced rate. In addition, the Company will not recognize rental revenue on this aircraft for at least the first three months of 2000 and the Company will incur additional charges related to the repossession. The Company has two notes payable to ILFC related to the aircraft of $14,995,794 bearing interest at 7.96% due April 2000 and $401,757 bearing interest at 6.0% due May 2000. The Company intends to refinance the notes payable as they come due.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(10)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                THREE MONTHS ENDED
                                             ---------------------------------------------------------
                                               MARCH 31       JUNE 30       SEPTEMBER 30   DECEMBER 31
                                             -----------    -----------     ------------   -----------
1999:
Revenues ................................    $ 9,244,625    $ 8,941,682     $10,597,947    $10,957,652
Expenses ................................      7,712,009      7,475,848       8,921,774      9,576,394
                                             -----------    -----------     -----------    -----------
Income before income taxes and
  extraordinary loss ....................      1,532,616      1,465,834       1,676,173      1,381,258
Income taxes ............................        582,389        557,015         636,946        486,423
                                             -----------    -----------     -----------    -----------
Income before extraordinary loss ........        950,227        908,819       1,039,227        894,835
Extraordinary loss on debt extinguishment             --       (214,263)             --             --
                                             -----------    -----------     -----------    -----------
Net income ..............................    $   950,227    $   694,556     $ 1,039,227    $   894,835
                                             ===========    ===========     ===========    ===========
Basic earnings per share:*
  Income before extraordinary loss ......    $       .23    $       .21     $       .25    $       .21
  Extraordinary loss on debt
    extinguishment ......................             --           (.05)             --             --
                                             -----------    -----------     -----------    -----------
  Net income ............................    $       .23    $       .16     $       .25    $       .21
                                             ===========    ===========     ===========    ===========
Diluted earnings per share*
  Income before extraordinary loss ......    $       .22    $       .21     $       .24    $       .21
  Extraordinary loss on debt
    extinguishment ......................             --           (.05)             --             --
                                             -----------    -----------     -----------    -----------
  Net income ............................    $       .22    $       .16     $       .24    $       .21
                                             ===========    ===========     ===========    ===========
Weighted average number of
  common shares outstanding .............      4,212,462      4,212,284       4,211,040      4,196,959
Weighted average number of
  common shares outstanding-
  assuming dilution .....................      4,326,277      4,329,024       4,340,606      4,318,915

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                 THREE MONTHS ENDED
                                                 ----------------------------------------------------
                                                  MARCH 31       JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                 ----------    ----------   ------------  -----------
1998:
Revenues ....................................    $6,571,968    $6,610,272    $7,307,570    $8,828,065
Expenses ....................................     5,641,801     5,621,080     6,222,143     7,111,406
                                                 ----------    ----------    ----------    ----------
Income before income taxes
  and cumulative effect of
  accounting change .........................       930,167       989,192     1,085,427     1,716,659
Income taxes ................................       373,000       397,200       434,000       337,706
                                                 ----------    ----------    ----------    ----------
Income before cumulative effect of
  accounting change .........................       557,167       591,992       651,427     1,378,953
Cumulative effect of accounting change ......       209,000            --            --            --
                                                 ----------    ----------    ----------    ----------
Net income ..................................    $  766,167    $  591,992    $  651,427    $1,378,953
                                                 ==========    ==========    ==========    ==========
Basic earnings per share:*
  Income before cumulative effect of
     accounting change ......................    $      .12    $      .13    $      .15    $      .33
  Cumulative effect of accounting change ....           .05            --            --            --
                                                 ----------    ----------    ----------    ----------
  Net income ................................    $      .17    $      .13    $      .15    $      .33
                                                 ==========    ==========    ==========    ==========
Diluted earnings per share*
  Income before cumulative effect of
     accounting change ......................    $      .12    $      .13    $      .14    $      .32
  Cumulative effect of accounting change ....           .05            --            --            --
                                                 ----------    ----------    ----------    ----------
  Net income ................................    $      .17    $      .13    $      .14    $      .32
                                                 ==========    ==========    ==========    ==========
Weighted average number of common shares
  outstanding ...............................     4,497,584     4,497,584     4,486,497     4,241,266
Weighted average number of common shares
  outstanding-assuming dilution .............     4,627,244     4,679,055     4,634,132     4,287,125

*Per share data may not always add up to the total for the year since each figure is independently calculated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTERNATIONAL AIRCRAFT INVESTORS

Date: March 27, 2000                      By:   /s/ MICHAEL P. GRELLA
                                             ----------------------------------
                                          Michael P. Grella
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                         DATE
        ---------                          -----                         ----
 /s/ WILLIAM E. LINDSEY           Chairman of the Board,             March 27, 2000
-------------------------      Chief Executive Officer and
   William E. Lindsey               Director (Principal
                                    Executive Officer)

 /s/ MICHAEL P. GRELLA                  President,                   March 27, 2000
-------------------------       Chief Operating Officer and
   Michael P. Grella           Director (Principal Operating
                                         Officer)

  /s/ RICK O. HAMMOND            Vice President--Finance,            March 27, 2000
-------------------------         Chief Financial Officer
    Rick O. Hammond            (Principal Financial Officer)

/s/ ALAN G. STANFORD, JR.       Vice President--Controller           March 27, 2000
-------------------------          (Principal Accounting
  Alan G. Stanford, Jr.                  Officer)

  /s/ MAGNUS GUNNARSSON                  Director                    March 27, 2000
-------------------------
   Magnus Gunnarsson

  /s/ RALPH O. HELLMOLD                  Director                    March 27, 2000
-------------------------
    Ralph O. Hellmold

   /s/ AARON MENDELSOHN                  Director                    March 27, 2000
-------------------------
     Aaron Mendelsohn

    /s/ CHRISTER SALEN                   Director                    March 27, 2000
-------------------------
      Christer Salen

    /s/ KENNETH TAYLOR                   Director                    March 27, 2000
-------------------------
      Kenneth Taylor

   /s/ STUART M. WARREN                  Director                    March 27, 2000
-------------------------
     Stuart M. Warren