Form 10-Q
period 2000-03-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 2000-05-04
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
          [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------  ----------------

                        Commission file number 000-22249

                        INTERNATIONAL AIRCRAFT INVESTORS
             (Exact name of registrant as specified in its charter)

    CALIFORNIA                                           95-4176107
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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                          Outstanding at May 1, 2000
    -----                                          --------------------------
COMMON STOCK, $.01 PAR VALUE                              4,064,484

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                     Page No.
                                                                                      --------
Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
            As of March 31, 2000 and December 31, 1999..........................         3

            Condensed Consolidated Statements of Income
            Three months ended March 31, 2000 and 1999..........................         4

            Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2000 and 1999..........................         5

            Notes to Condensed Consolidated Financial Statements................         6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations...........................................         8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K....................................        11

            Signatures..........................................................        12

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         MARCH 31,          DECEMBER 31,
                                                                           2000                1999
                                                                       -------------       -------------
                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents .......................................      $  14,149,967       $  13,045,392
Flight equipment, at cost less accumulated depreciation of
   $55,718,351 at March 31, 2000 and $51,128,351
   at December 31, 1999 .........................................        310,893,293         314,083,293
Cash, restricted ................................................         12,616,376          13,908,097
Other assets ....................................................          1,418,137           1,460,218
                                                                       -------------       -------------
                                                                       $ 339,077,773       $ 342,497,000
                                                                       =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses .....................      $   1,787,648       $   1,727,635
Notes payable ...................................................        267,632,574         271,970,620
Lease and other deposits on flight equipment ....................         22,015,418          23,282,834
Deferred rent ...................................................          4,179,881           2,624,534
Deferred taxes, net .............................................          4,901,745           4,594,927
                                                                       -------------       -------------
                                                                         300,517,266         304,200,550
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding ...........................                 --                  --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  4,118,784 shares at March 31, 2000 and
  4,173,784 shares at December 31, 1999 .........................             41,188              41,738
Additional paid-in capital ......................................         30,677,826          31,009,749
Deferred compensation ...........................................           (187,500)           (250,000)
Retained earnings ...............................................          8,028,993           7,494,963
                                                                       -------------       -------------
          Net shareholders' equity ..............................         38,560,507          38,296,450
                                                                       -------------       -------------
                                                                       $ 339,077,773       $ 342,497,000
                                                                       =============       =============

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                           2000             1999
                                                        -----------      -----------
                                                                 (UNAUDITED)
REVENUES:
  Rental of flight equipment .....................      $10,600,898      $ 8,873,657
  Interest income ................................          452,586          370,968
                                                        -----------      -----------
         Total revenues ..........................       11,053,484        9,244,625
EXPENSES:
  Interest .......................................        4,902,610        3,807,714
  Depreciation ...................................        4,590,000        3,360,000
  Repossession expense ...........................          206,419               --
  General and administrative .....................          437,507          481,795
  Stock compensation .............................           62,500           62,500
                                                        -----------      -----------
        Total expenses ...........................       10,199,036        7,712,009
                                                        -----------      -----------
Income before income taxes .......................          854,448        1,532,616
Income tax expense ...............................          320,418          582,389
                                                        -----------      -----------
        Net income ...............................      $   534,030      $   950,227
                                                        ===========      ===========

Basic earnings per share .........................      $       .13      $       .23
                                                        ===========      ===========

Diluted earnings per share .......................      $       .12      $       .22
                                                        ===========      ===========
Weighted average common shares outstanding:
     Basic .......................................        4,164,792        4,212,462
                                                        ===========      ===========
     Assuming dilution ...........................        4,293,965        4,326,277
                                                        ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                    -------------------------------
                                                                        2000               1999
                                                                    ------------       ------------
                                                                              (UNAUDITED)
Cash flows from operating activities:
Net income ...................................................      $    534,030       $    950,227
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation of flight equipment ..........................         4,590,000          3,360,000
   Amortization of deferred transaction fees .................            99,610            106,418
   Deferred taxes, net .......................................           306,818            582,389
   Stock compensation ........................................            62,500             62,500
   (Increase) decrease in assets:
   Cash, restricted ..........................................         1,291,721           (636,919)
   Other assets ..............................................           (57,529)            21,887
   Increase (decrease) in liabilities:
   Accrued interest and other accrued liabilities ............            60,013            370,387
   Lease and other deposits on flight equipment ..............        (1,267,416)          (367,767)
   Deferred rent .............................................           155,347         (1,304,978)
                                                                    ------------       ------------
   Net cash provided by operating activities .................         5,775,094          3,144,144
Cash flows from financing activities:
   Repayment of notes payable ................................        (2,259,190)        (1,874,869)
   Repayment of notes payable to ILFC ........................        (2,078,856)        (1,477,531)
   Repurchase of common stock ................................          (332,473)           (23,378)
                                                                    ------------       ------------
   Net cash used in financing activities .....................        (4,670,519)        (3,375,778)
                                                                    ------------       ------------
   Net increase (decrease) in cash and cash equivalents ......         1,104,575           (231,634)
Cash and cash equivalents at beginning of period .............        13,045,392         15,923,982
                                                                    ------------       ------------
Cash and cash equivalents at end of period ...................      $ 14,149,967       $ 15,692,348
                                                                    ============       ============
Supplemental disclosure of cash flow information
   Cash paid for interest ....................................      $  4,866,540       $  3,462,327
   Cash paid for income taxes ................................      $     13,600       $         --

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

3.  REPOSSESSION OF AIRCRAFT

The Company terminated a lease with a Mexican airline. The airline recently had an accident on one of its DC-9 aircraft and the Mexican government subsequently grounded its entire fleet. As a result, the airline defaulted on its lease, and we repossessed our aircraft. The lease was due to terminate June 2002. The Company is aggressively marketing the aircraft to several airlines. Because of the current softness in the leasing market, any new lease will likely be at a lower rental rate.

Although no rent was received during the three months ended March 31, 2000, the Company recognized $174,443 of ancillary rental revenues as a result of the termination of the lease. In addition, the Company incurred repossession expense of $206,419 related to legal, insurance and other costs associated with repossessing the aircraft.

The Company has two notes payable to ILFC related to the aircraft of $14,635,117 bearing interest at 7.96% due April 2000 and $351,757 bearing interest at 6.0% due May 2000. The Company intends to refinance the notes payable as they come due.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  EARNINGS PER SHARE

The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                    2000           1999
                                                                  ---------      ---------
Basic earnings per share-weighted average
    shares outstanding .....................................      4,164,792      4,212,462
Effect of dilutive securities:
  Employee stock options ...................................        129,173        113,815
                                                                  ---------      ---------
Diluted earnings per share-adjusted
    weighted average shares and assumed conversions ........      4,293,965      4,326,277
                                                                  =========      =========

The Company issued its underwriters warrants to purchase 260,000 shares of its common stock at $12 per share in connection with its initial public offering. These warrants were excluded from the computation of diluted net income per common share because they were anti-dilutive. The warrants are exercisable through November 10, 2001.

The Company issued options to purchase 75,000 shares of common stock at prices ranging from $6.38 to $10.25 per share under its Eligible Directors Option Plan. These options were excluded from the computation of diluted net income per common share because they were anti-dilutive. The options are exercisable through May 10, 2003 and June 3, 2004.

5.  NOTES PAYABLE

The Company extended a note due January 2000 with a balance totaling $29,463,901 to July 2000, notes due March 2000 with balances totaling $2,017,000 to June 2000, a note due March 2000 with a balance totaling $15,370,978 to September 2000 and a note due February 2000 with a balance totaling $23,082,523 to August 2000.

At March 31, 2000, the Company's weighted average composite interest rate was 7.06%.

6.  NEW ACCOUNTING STANDARDS

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

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Reference is made to the cautionary statements made in our Report on Form 10-K for the year ended December 31, 1999 ("Form 10-K") which should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-K.

REPOSSESSION

We terminated a lease with, a Mexican airline. The airline recently had an accident on one of its DC-9 aircraft and the Mexican government subsequently grounded its entire fleet. As a result, the airline defaulted on its lease, and we repossessed our aircraft. The lease was due to terminate June 2002. We are aggressively marketing the aircraft to several airlines. Because of the current softness in the leasing market, any new lease will likely be at a lower rental rate.

Although no rent was received during the three months ended March 31, 2000, we recognized $174 of ancillary rental revenues as a result of the termination of the lease. In addition, we incurred repossession expense of $206 related to legal, insurance and other costs associated with repossessing the aircraft.

We have two notes payable to ILFC related to the aircraft of $14,635 bearing interest at 7.96% due July 2000 and $352 bearing interest at 6.0% due May 2000. We intend to refinance the notes payable as they come due.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

Revenues from rental of flight equipment increased by 19%, or $1,727, to $10,601 in the three months ended March 31, 2000 compared to the same period in 1999 as a result of the acquisition of three aircraft on lease, partially offset by the impact of no rent on an aircraft that was being repossessed from Mexico as discussed above. Our lease portfolio consisted of sixteen aircraft with a book value of $310,893 at March 31, 2000 and thirteen aircraft on lease with a book value of $233,549 at March 31, 1999.

Interest income increased to $453 for the three months ended March 31, 2000 from $371 for the same period in 1999 principally as a result of an increase in average interest rates from 1999 to 2000.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


Expenses as a percent of total revenues were 93% and 83% during the three months ended March 31, 2000 and 1999, respectively. The increase in the percentage is due to the effect of the 20% increase in total revenue while expenses increased 32%. Interest expense increased to $4,903 for the three months ended March 31, 2000 from $3,808 for the same period in 1999 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Our composite interest rate was 7.06% and 7.1% at March 31, 2000 and 1999, respectively. Depreciation expense increased to $4,590 in the first quarter of 2000 from $3,360 in the first quarter of 1999 primarily as a result of the acquisition of three additional aircraft. We incurred $206 of repossession of expense as discussed above. General and administrative expenses decreased to $438 in the three months ended March 31, 2000 from $482 in the same period of 1999 primarily as a result of decreased compensation expense. During the three months ended March 31, 2000 and 1999, we incurred $63 of non-cash stock compensation related to the vesting of options granted to executive officers.

Income tax expense decreased to $320 from $582 as a result of reduction in income before taxes of $678. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 37.5%. We continue to generate substantial federal net operating loss carryforwards primarily resulting from accelerated tax depreciation. At December 31, 1999, we had $21.6 million of federal net operating tax loss carryforwards.

Net income decreased to $534 for the three months ended March 31, 2000 from $950 for the same period in 1999 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal external sources of funds have been term loans from banks and seller financing secured by flight equipment and the net proceeds from our initial public offering. A substantial amount of our cash flow from rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related flight equipment, at which time we will be required to re-lease the flight equipment and renegotiate the balloon amount of the loan or obtain other financing. Refinancing of the balloon amount is dependent upon our re-leasing the related flight equipment. Accordingly, we begin lease remarketing efforts well in advance of the lease termination. The principal use of cash is for financing the acquisition of our flight equipment portfolio, which is financed by loans secured by the applicable flight equipment. We maintain a $5,000 line of credit with a bank. The line of credit bears interest at LIBOR plus 2.5% and expires June 30, 2001. No borrowings have been made against the line of credit.

For the three months ended March 31, 2000, net cash provided from operating activities increased by $2,631 principally as a result of an increase in a non-cash expense for depreciation of $1,230 and a decrease in the change in restricted cash of $1,929 and an increase in the change in deferred rent of $1,612, partially offset by a decrease in net income of $416 and a decrease in the change in lease and other deposits of $900.

Net cash used in financing activities increased to $4,671 in the three months ended March 31, 2000 from $3,376 in the same period of 1999. In both periods net cash used was principally due to loan paydowns as well as repurchasing the Company's common stock.

Cash and cash equivalents vary from period to period principally as a result of the timing of the purchase and sale of aircraft.

We use interest swap arrangements to reduce the potential impact of increases in interest rates on floating rate long- term debt and do not use them for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements.

Our ability to successfully execute our business strategy and to sustain our operations is dependent, in part, on our ability to obtain financing and to raise equity capital. There can be no assurance that the necessary amount of such

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


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

        4.1 The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

        27        Financial Data Schedule for the three months ended March 31,
                  2000

REPORTS ON FORM 8-K:

During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTERNATIONAL AIRCRAFT INVESTORS



May 3, 2000                                    /s/ Michael P. Grella
                                             -----------------------------------
                                               Michael P. Grella
                                               President
                                               And Chief Operating Officer



May 3, 2000                                    /s/ Alan G. Stanford, Jr.
                                             -----------------------------------
                                               Alan G. Stanford, Jr.
                                               Vice President--Controller
                                               And Chief Accounting Officer