Form 10-Q/A
period 2000-03-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 2000-08-09
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_________to____________
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
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at May 1, 2000
     ----------------------------               --------------------------
     COMMON STOCK, $.01 PAR VALUE                       4,064,484

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX


                                                                                      Page No.
                                                                                      --------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
            As of March 31, 2000 and December 31, 1999............................         3

            Condensed Consolidated Statements of Income
            Three months ended March 31, 2000 and 1999............................         4

            Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2000 and 1999............................         5

            Notes to Condensed Consolidated Financial Statements..................         6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations.............................................         8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K......................................        11

            Signatures............................................................        12

The Company is filing this Amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2000 filed with the Securities and Exchange Commission on May 4, 2000 in order to revise the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations sections in that Report. These restated condensed consolidated financial statements reflect compensation expense recorded in the three months ended June 30, 2000 which properly belonged in the three months ended March 31, 2000. This change resulted in a reduction of previously reported net income in the first quarter of 2000. Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, the Company is including the complete text of the Quarterly Report as revised.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      MARCH 31,
                                                                        2000             DECEMBER 31,
                                                                     (RESTATED)              1999
                                                                    -------------       -------------
                                                                     (UNAUDITED)
ASSETS
Cash and cash equivalents ....................................      $  14,149,967       $  13,045,392
Flight equipment, at cost less accumulated depreciation of
   $55,718,351 at March 31, 2000 and $51,128,351
   at December 31, 1999 ......................................        310,893,293         314,083,293
Cash, restricted .............................................         12,616,376          13,908,097
Other assets .................................................          1,418,137           1,460,218
                                                                    -------------       -------------
                                                                    $ 339,077,773       $ 342,497,000
                                                                    =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses ..................      $   1,893,648       $   1,727,635
Notes payable ................................................        267,632,574         271,970,620
Lease and other deposits on flight equipment .................         22,015,418          23,282,834
Deferred rent ................................................          4,179,881           2,624,534
Deferred taxes, net ..........................................          4,861,995           4,594,927
                                                                    -------------       -------------
                                                                      300,583,516         304,200,550
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding ........................                 --                  --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  4,118,784 shares at March 31, 2000 and
  4,173,784 shares at December 31, 1999 ......................             41,188              41,738
Additional paid-in capital ...................................         30,677,826          31,009,749
Deferred compensation ........................................           (187,500)           (250,000)
Retained earnings ............................................          7,962,743           7,494,963
                                                                    -------------       -------------
          Net shareholders' equity ...........................         38,494,257          38,296,450
                                                                    -------------       -------------
                                                                    $ 339,077,773       $ 342,497,000
                                                                    =============       =============

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         2000
                                                       (RESTATED)         1999
                                                      -----------      -----------
                                                               (UNAUDITED)
REVENUES:
  Rental of flight equipment ...................      $10,600,898      $ 8,873,657
  Interest income ..............................          452,586          370,968
                                                      -----------      -----------
         Total revenues ........................       11,053,484        9,244,625
EXPENSES:
  Interest .....................................        4,902,610        3,807,714
  Depreciation .................................        4,590,000        3,360,000
  Repossession expense .........................          206,419               --
  General and administrative ...................          543,507          481,795
  Stock compensation ...........................           62,500           62,500
                                                      -----------      -----------
        Total expenses .........................       10,305,036        7,712,009
                                                      -----------      -----------
Income before income taxes .....................          748,448        1,532,616
Income tax expense .............................          280,668          582,389
                                                      -----------      -----------
        Net income .............................      $   467,780      $   950,227
                                                      ===========      ===========

Basic earnings per share .......................      $       .11      $       .23
                                                      ===========      ===========

Diluted earnings per share .....................      $       .11      $       .22
                                                      ===========      ===========
Weighted average common shares outstanding:
     Basic .....................................        4,164,792        4,212,462
                                                      ===========      ===========
     Assuming dilution .........................        4,293,965        4,326,277
                                                      ===========      ===========


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------
                                                                   2000
                                                                 (RESTATED)            1999
                                                                ------------       ------------
                                                                          (UNAUDITED)
Cash flows from operating activities:
Net income ...............................................      $    467,780       $    950,227
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation of flight equipment ......................         4,590,000          3,360,000
   Amortization of deferred transaction fees .............            99,610            106,418
   Deferred taxes, net ...................................           267,068            582,389
   Stock compensation ....................................            62,500             62,500
   Increase (decrease) in assets:
   Cash, restricted ......................................         1,291,721           (636,919)
   Other assets ..........................................           (57,529)            21,887
   (Increase) decrease in liabilities:
   Accrued interest and other accrued liabilities ........           166,013            370,387
   Lease and other deposits on flight equipment ..........        (1,267,416)          (367,767)
   Deferred rent .........................................           155,347         (1,304,978)
                                                                ------------       ------------
   Net cash provided by operating activities .............         5,775,094          3,144,144
Cash flows from financing activities:
   Repayment of notes payable ............................        (2,259,190)        (1,874,869)
   Repayment of notes payable to ILFC ....................        (2,078,856)        (1,477,531)
   Repurchase of common stock ............................          (332,473)           (23,378)
                                                                ------------       ------------
   Net cash used in financing activities .................        (4,670,519)        (3,375,778)
                                                                ------------       ------------
   Net increase (decrease) in cash and cash equivalents ..         1,104,575           (231,634)
Cash and cash equivalents at beginning of period .........        13,045,392         15,923,982
                                                                ------------       ------------
Cash and cash equivalents at end of period ...............      $ 14,149,967       $ 15,692,348
                                                                ============       ============
Supplemental disclosure of cash flow information
   Cash paid for interest ................................      $  4,866,540       $  3,462,327
   Cash paid for income taxes ............................      $     13,600       $         --


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

2. RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These restated condensed consolidated financial statements reflect compensation expense of $106,000 recorded in the three months ended June 30, 2000 which properly belonged in the three months ended March 31, 2000. This change resulted in a reduction of previously reported net income of $66,250 or $.01 per share in the first quarter of 2000.

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

4. REPOSSESSION OF AIRCRAFT

The Company terminated a lease with a Mexican airline. The airline recently had an accident on one of its DC-9 aircraft and the Mexican government subsequently grounded its entire fleet. As a result, the airline defaulted on its lease, and the Company repossessed the aircraft. The lease was due to terminate June 2002. The Company is aggressively marketing the aircraft to several airlines. Because of the current softness in the leasing market, any new lease will likely be at a lower rental rate.

Although no rent was received during the three months ended March 31, 2000, the Company recognized $174,443 of ancillary rental revenues as a result of the termination of the lease. In addition, the Company incurred repossession expense of $206,419 related to legal, insurance and other costs associated with repossessing the aircraft.

The Company has two notes payable to ILFC related to the aircraft of $14,635,117 bearing interest at 7.96% due July

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2000 and $351,757 bearing interest at 6.0% due May 2000. The Company intends to refinance the notes payable as they come due.

5. EARNINGS PER SHARE

The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:


                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   2000               1999
                                                                ---------          ---------
Basic earnings per share-weighted average
    shares outstanding ...............................          4,164,792          4,212,462
Effect of dilutive securities:
  Employee stock options .............................            129,173            113,815
                                                                ---------          ---------
Diluted earnings per share-adjusted
    weighted average shares and assumed conversions ..          4,293,965          4,326,277
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

6. NOTES PAYABLE

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

7. NEW ACCOUNTING STANDARDS

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

RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These restated condensed consolidated financial statements reflect compensation expense of $106 recorded in the three months ended June 30, 2000 which properly belonged in the three months ended March 31, 2000. This change resulted in a reduction of previously reported net income of $66 or $.01 per share in the first quarter of 2000.

REPOSSESSION

We terminated a lease with a Mexican airline. The airline recently had an accident on one of its DC-9 aircraft and the Mexican government subsequently grounded its entire fleet. As a result, the airline defaulted on its lease, and we repossessed the aircraft. The lease was due to terminate June 2002. We are aggressively marketing the aircraft to several airlines. Because of the current softness in the leasing market, any new lease will likely be at a lower rental rate.

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

Expenses as a percent of total revenues were 93% and 83% during the three months ended March 31, 2000 and 1999, respectively. The increase in the percentage is due to the effect of the 20% increase in total revenue while expenses increased 32%. Interest expense increased to $4,903 for the three months ended March 31, 2000 from $3,808 for the same period in 1999 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Our composite interest rate was 7.06% and 7.1% at March 31, 2000 and 1999, respectively. Depreciation expense increased to $4,590 in the first quarter of 2000 from $3,360 in the first quarter of 1999 primarily as a result of the acquisition of three additional aircraft. We incurred $206 of repossession of expense as discussed above. General and administrative expenses increased to $544 in the three months ended March 31, 2000 from $482 in the same period of 1999 primarily as a result of compensation expense. During the three months ended March 31, 2000 and 1999, we incurred $63 of non-cash stock compensation related to the vesting of options granted to executive officers.

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

                                           INTERNATIONAL AIRCRAFT INVESTORS



August 7, 2000                              /s/ Michael P. Grella
                                           -------------------------------------

                                            Michael P. Grella
                                            President
                                            And Chief Operating Officer



August 7, 2000                              /s/ Alan G. Stanford, Jr.
                                           -------------------------------------

                                            Alan G. Stanford, Jr.
                                            Vice President--Controller
                                            And Chief Accounting Officer