Form 10-Q
period 2000-06-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 2000-08-11
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                   Outstanding at August 4, 2000
      -----                                   -----------------------------
COMMON STOCK, $.01 PAR VALUE                           3,882,384

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                   Page No.
                                                                                                          --------
Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                  As of June 30, 2000 and December 31, 1999.............................................        3

                  Condensed Consolidated Statements of Income
                  Three months ended June 30, 2000 and 1999.............................................        4

                  Condensed Consolidated Statements of Income
                  Six months ended June 30, 2000 and 1999...............................................        5

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999...............................................        6

                  Notes to Condensed Consolidated Financial Statements..................................        7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations.............................................................        9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk............................       12

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders...................................       14

Item 6.           Exhibits and Reports on Form 8-K......................................................       14

                  Signatures............................................................................       16

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,       DECEMBER 31,
                                                                  2000             1999
                                                             -------------    -------------
                                                              (UNAUDITED)
ASSETS

Cash and cash equivalents ................................   $  13,057,507    $  13,045,392
Flight equipment, at cost less accumulated depreciation of
   $60,308,351 at June 30, 2000 and $51,128,351
   at December 31, 1999 ..................................     306,472,436      314,083,293
Cash, restricted .........................................      11,645,652       13,908,097
Other assets .............................................       1,309,985        1,460,218
                                                             -------------    -------------
                                                             $ 332,485,580    $ 342,497,000
                                                             =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses ..............   $   1,981,905    $   1,727,635
Notes payable ............................................     262,952,904      271,970,620
Lease and other deposits on flight equipment .............      21,200,365       23,282,834
Deferred rent ............................................       4,079,316        2,624,534
Deferred taxes, net ......................................       4,939,840        4,594,927
                                                             -------------    -------------
                                                               295,154,330      304,200,550
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding ....................              --               --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  3,889,484 shares at June 30, 2000 and
  4,173,784 shares at December 31, 1999 ..................          38,895           41,738
Additional paid-in capital ...............................      29,324,870       31,009,749
Deferred compensation ....................................        (125,000)        (250,000)
Retained earnings ........................................       8,092,485        7,494,963
                                                             -------------    -------------
          Net shareholders' equity .......................      37,331,250       38,296,450
                                                             -------------    -------------
                                                             $ 332,485,580    $ 342,497,000
                                                             =============    =============

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                               2000          1999
                                                           -----------   -----------
                                                                 (UNAUDITED)
REVENUES:
  Rental of flight equipment ...........................   $10,402,373   $ 8,373,229
  Consulting fees ......................................            --       200,000
  Interest income ......................................       382,168       368,453
                                                           -----------   -----------
         Total revenues ................................    10,784,541     8,941,682
EXPENSES:
  Interest .............................................     4,733,801     3,688,032
  Depreciation .........................................     4,590,000     3,360,000
  Repossession and maintenance .........................       631,257            --
  General and administrative ...........................       559,396       365,316
  Stock compensation ...................................        62,500        62,500
                                                           -----------   -----------
        Total expenses .................................    10,576,954     7,475,848
                                                           -----------   -----------
Income before income taxes and extraordinary loss ......       207,587     1,465,834
Income tax expense .....................................        77,845       557,015
                                                           -----------   -----------
Income before extraordinary loss .......................       129,742       908,819
Extraordinary loss on debt extinguishment, net of income
  tax benefit of $131,322 ..............................            --       214,263
                                                           -----------   -----------
        Net income .....................................   $   129,742   $   694,556
                                                           ===========   ===========
Basic earnings share:
        Income before extraordinary loss ...............   $       .03   $       .21
        Extraordinary loss .............................            --          (.05)
                                                           -----------   -----------
        Net income .....................................   $       .03   $       .16
                                                           ===========   ===========
Diluted earnings per share:
        Income before extraordinary loss ...............   $       .03   $       .21
        Extraordinary loss .............................            --          (.05)
                                                           -----------   -----------
        Net income .....................................   $       .03   $       .16
                                                           ===========   ===========
Weighted average common shares outstanding:

        Basic ..........................................     3,987,757     4,212,284
                                                           ===========   ===========
        Assuming dilution ..............................     4,066,541     4,329,024
                                                           ===========   ===========



      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            SIX MONTHS ENDED JUNE 30,
                                                           --------------------------
                                                               2000          1999
                                                           -----------   ------------
                                                                  (UNAUDITED)
REVENUES:
  Rental of flight equipment ...........................   $21,003,271   $ 17,246,886
  Consulting fees ......................................            --        200,000
  Interest income ......................................       834,754        739,421
                                                           -----------   ------------
         Total revenues ................................    21,838,025     18,186,307
EXPENSES:
  Interest .............................................     9,636,411      7,495,746
  Depreciation .........................................     9,180,000      6,720,000
  Repossession and maintenance .........................       837,676             --
  General and administrative ...........................     1,102,903        847,111
  Stock compensation ...................................       125,000        125,000
                                                           -----------   ------------
        Total expenses .................................    20,881,990     15,187,857
                                                           -----------   ------------
Income before income taxes and extraordinary loss ......       956,035      2,998,450
Income tax expense .....................................       358,513      1,139,404
                                                           -----------   ------------
Income before extraordinary loss .......................       597,522      1,859,046
Extraordinary loss on debt extinguishment, net of income
  tax benefit of $131,322 ..............................            --        214,263
                                                           -----------   ------------
        Net income .....................................   $   597,522   $  1,644,783
                                                           ===========   ============
Basic earnings share:
        Income before extraordinary loss ...............   $       .15   $        .44
        Extraordinary loss .............................            --           (.05)
                                                           -----------   ------------
        Net income .....................................   $       .15   $        .39
                                                           ===========   ============
Diluted earnings per share:
        Income before extraordinary loss ...............   $       .14   $        .43
        Extraordinary loss .............................            --           (.05)
                                                           -----------   ------------
        Net income .....................................   $       .14   $        .38
                                                           ===========   ============
Weighted average common shares outstanding:
        Basic ..........................................     4,076,274      4,212,462
                                                           ===========   ============
        Assuming dilution ..............................     4,170,709      4,325,181
                                                           ===========   ============


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
                                                                    (UNAUDITED)
Cash flows from operating activities:
Net income .............................................   $    597,522    $  1,644,783
Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation of flight equipment ...................      9,180,000       6,720,000
    Amortization of deferred transaction fees ..........        200,020         210,327
    Deferred taxes, net ................................        344,913         996,882
    Stock compensation .................................        125,000         125,000
    Increase (decrease) in assets:
    Cash, restricted ...................................      2,262,445         107,679
    Other assets .......................................         99,940        (698,513)
    (Increase) decrease in liabilities:
    Accrued interest and other accrued liabilities .....        104,543         220,648
    Lease and other deposits on flight equipment .......     (2,082,469)      1,503,481
    Deferred rent ......................................         54,782      (1,442,797)
                                                           ------------    ------------
    Net cash provided by operating activities ..........     10,886,696       9,387,490
Cash flows from investing activities:
    Purchase of flight equipment .......................       (169,143)    (22,728,512)
                                                           ------------    ------------
    Net cash used in investing activities ..............       (169,143)    (22,728,512)
Cash flows from financing activities:
    Repayment of notes payable .........................     (4,565,503)    (20,684,159)
    Repayment of notes payable to ILFC .................     (4,372,713)     (1,896,356)
    Repayment of notes payable to GLH ..................        (79,500)             --
    Proceeds from notes payable to ILFC ................             --      35,345,473
    Repurchase of common stock .........................     (1,687,722)        (23,378)
                                                           ------------    ------------
    Net cash provided by (used in) financing
         activities ....................................    (10,705,438)     12,741,580
                                                           ------------    ------------
    Net increase (decrease) in cash and cash
         equivalents ...................................         12,115        (599,442)
Cash and cash equivalents at beginning of period .......     13,045,392      15,923,982
                                                           ------------    ------------
Cash and cash equivalents at end of period .............   $ 13,057,507    $ 15,324,540
                                                           ============    ============
Supplemental disclosure of cash flow information
    Cash paid for interest .............................   $  9,546,865    $  7,089,771
    Cash paid for income taxes .........................   $     13,600    $         --


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of June 30, 2000 and December 31, 1999 and the results of its operations for the three month and six month periods ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

4.    REPOSSESSION OF AIRCRAFT

In the first quarter of 2000, the Company repossessed one of its Boeing Model 737-300 aircraft from a Mexican airline. The Company is currently preparing the aircraft for delivery to a lessee. The new lease is dependent on the completion of certain maintenance and testing of the aircraft and technical acceptance by the lessee. The Company incurred repossession, maintenance and legal expenses of $631,257 and $837,676 for the three and six month periods ended June 30, 2000.

The Company has two notes payable to ILFC related to the aircraft of $14,267,134 bearing interest at 7.96% due October 2000 and $301,757 bearing interest at 6% due February 2002. The Company intends to refinance the note payable due October 2000 when it matures.

5.    EARNINGS PER SHARE

The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:

                                                      THREE MONTHS             SIX MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                 ---------------------   ---------------------
                                                   2000         1999       2000        1999
                                                 ---------   ---------   ---------   ---------
Basic weighted average shares outstanding ....   3,987,757   4,212,284   4,076,274   4,212,462
Effect of dilutive securities:
   Employee stock options ....................      78,107     115,795      94,313     112,147
   Non-employee stock options ................         677         945         122         572
                                                 ---------   ---------   ---------   ---------
Dilutive potential common shares .............      78,784     116,740      94,435     112,719
                                                 ---------   ---------   ---------   ---------
   Diluted weighted average shares and assumed
     conversions .............................   4,066,541   4,329,024   4,170,709   4,325,181
                                                 =========   =========   =========   =========


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

6.    NOTES PAYABLE

The Company extended a note due July 2000 with a balance totaling $14,267,134 to October 2000, notes due June 2000 with balances totaling $1,937,500 to September 2000, a note due June 2000 with a balance totaling $16,210,471 to September 2000, a note due July 2000 with a balance totaling $28,471,188 to October 2000 and a note due August 2000 with a balance totaling $22,797,812 to December 2000.

At June 30, 2000, the Company's weighted average composite interest rate was 7.1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

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

Rental amounts are accrued evenly over the lease term and are recognized as revenue from the rental of flight equipment. Our flight equipment is recorded on the balance sheet at cost and is depreciated on a straight-line basis over the estimated useful life to our estimated salvage value. Revenue, depreciation expense and resultant profit for operating leases are recorded evenly over the life of the lease. Initial direct costs related to the origination of leases are capitalized and amortized evenly over the lease terms.

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

REPOSSESSION

In the first quarter of 2000, we repossessed one of our Boeing Model 737-300 aircraft from a Mexican airline. We are currently preparing the aircraft for delivery to a lessee. The new lease is dependent on the completion of certain maintenance and testing of the aircraft and technical acceptance by the lessee. We incurred repossession, maintenance and legal expenses of $631 and $838 for the three and six month periods ended June 30, 2000. Maintenance expenses were substantially higher than anticipated principally for work not completed by the Mexican airline and to comply with European Civil Aviation requirements.

We have two notes payable to ILFC related to the aircraft of $14,267 bearing interest at 7.96% due October 2000 and $302 bearing interest at 6% due February 2002. We intend to refinance the note payable due October 2000 when it matures.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

Revenues from rental of flight equipment increased by 24%, or $2,029, to $10,402 in the three months ended June 30, 2000 compared to the same period in 1999 as a result of the acquisition of three aircraft on lease, partially offset by the impact of no rent on the repossessed aircraft discussed above. Our lease portfolio consisted of sixteen aircraft with a book value of $306,472 at June 30, 2000 and fourteen aircraft on lease with a book value of $252,917 at June 30, 1999. The fourteenth aircraft was purchased at the end of June 1999 and had no effect on income statement in the second quarter of 1999.

Quarter to quarter comparisons are impacted by the timing and amount of consulting fees which are earned from time to time. While consulting fees were not earned in the three months ended June 30, 2000, $200 was earned in the same period of 1999.

Interest income increased to $382 for the three months ended June 30, 2000 from $368 for the same period in 1999 as a result of higher average interest rates partially offset by lower average cash and restricted cash balances.

Total expenses were up 41% in the three months ended June 30, 2000, of which 8% was due to expenses for the repossessed aircraft. Interest expense increased to $4,734 for the three months ended June 30, 2000 from $3,688 for the same period in 1999 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Our composite interest rate was 7.1% and 7% at June 30, 2000 and 1999, respectively.

Depreciation expense increased to $4,590 in the second quarter of 2000 from $3,360 in the second quarter of 1999 primarily as a result of the acquisition of three additional aircraft. We incurred $631 of repossession and maintenance expense in the second quarter of 2000. General and administrative expenses increased to $559 in the three months ended June 30, 2000 from $365 in the same period of 1999 primarily as a result of increased compensation expense and legal costs. During the three months ended June 30, 2000 and 1999, we incurred $63 of non-cash stock compensation related to the vesting of options granted to executive officers.

Income tax expense decreased to $78 from $557 as a result of a $1,258 reduction in income before income taxes and an extraordinary item. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 37.5%. We continue to generate substantial federal net operating loss carryforwards primarily resulting from accelerated tax depreciation. At December 31, 1999, we had $21.6 million of federal net operating tax loss carryforwards.

In the second quarter of 1999, we repaid a note prior to maturity, resulting in an extraordinary loss on debt extinguishment of $214, net of $131 income tax benefit. Net income decreased to $130 for the three months ended June 30, 2000 from $695 for the same period in 1999 due to the factors described above.

Six Months Ended June 30, 2000 and 1999

Revenues from rental of flight equipment increased by 22%, or $3,756, to $21,003 in the six months ended June 30, 2000 compared to the same period in 1999 as a result of the acquisition of three aircraft on lease, partially offset by the impact of no rent on the repossessed aircraft discussed above. Our lease portfolio consisted of sixteen aircraft with a book value of $306,472 at June 30, 2000 and fourteen aircraft on lease with a book value of $252,917 at June 30, 1999. The fourteenth aircraft was purchased at the end of June 1999 and had no effect on income statement in the second quarter of 1999.

Period to period comparisons are impacted by the timing and amount of consulting fees which are earned from time to time. While consulting fees were not earned in the six months ended June 30, 2000, $200 was earned in the same period of 1999.

Interest income increased to $835 for the six months ended June 30, 2000 from $739 for the same period in 1999 as a result of higher average interest rates partially offset by lower average cash and restricted cash balances.

Total expenses were up 37% in the six months ended June 30, 2000, of which 6% was due to expenses for the repossessed aircraft. Interest expense increased to $9,636 for the six months ended June 30, 2000 from $7,496 for the same period in 1999 principally as a result of interest on financing related to the acquisition of three additional aircraft, offset by the effect of loan paydowns. Our composite interest rate was 7.1% and 7% at June 30, 2000 and 1999, respectively.

Depreciation expense increased to $9,180 in the six months ended June 30, 2000 from $6,720 in the same period of 1999 primarily as a result of the acquisition of three additional aircraft. We incurred $838 of repossession and maintenance expense in the first six months of 2000. General and administrative expenses increased to $1,103 in the six months ended June 30, 2000 from $847 in the same period of 1999 primarily as a result of increased compensation expense and legal costs. During the six months ended June 30, 2000 and 1999, we incurred $125 of non-cash stock compensation related to the vesting of options granted to executive officers.

Income tax expense decreased to $359 from $1,139 as a result of a $2,042 reduction in income before income taxes and an extraordinary item. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 37.5%. We continue to generate substantial federal net operating loss carryforwards primarily resulting from accelerated tax depreciation. At December 31, 1999, we had $21.6 million of federal net operating tax loss carryforwards.

In the second quarter of 1999, we repaid a note prior to maturity, resulting in an extraordinary loss on debt extinguishment of $214, net of $131 income tax benefit. Net income decreased to $598 for the six months ended June 30, 2000 from $1,645 for the same period in 1999 due to the factors described above.

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

For the six months ended June 30, 2000, net cash provided from operating activities increased by $1,499 principally as a result of an increase in a non-cash expense for depreciation of $2,460, a decrease in the change in restricted cash of $2,155 and an increase in the change in deferred rent of $1,498, partially offset by a decrease in net income of $1,047, and a decrease in the change in lease and other deposits of $3,586.

Net cash used in investing activities was $169 in the six months ended June 30, 2000 as the result of equipment installed on the repossessed aircraft. Net cash used in investing activities was $22,728 in the six months ended June 30, 1999 resulted primarily from the purchase of an aircraft.

Net cash used in financing activities was $10,705 in the six months ended June 30, 2000. Cash used was principally due to loan paydowns of $9,018 as well as repurchasing $1,688 of our common stock. For the six months ended June 30, 1999, net cash provided in financing activities was $12,742. Proceeds from financing activities resulted primarily from $15,745 of bridge financing from ILFC and $19,600 of financing from ILFC related to the purchase of an aircraft. Proceeds from financing activities were partially offset in 1999 by loan paydowns and stock repurchases of $22,604.

We extended the following the notes with ILFC during the three months ended June 30, 2000: a note due July 2000 with a balance totaling $14,267,134 to October 2000, a note due June 2000 with a balance totaling $16,210,471 to September 2000, a note due July 2000 with a balance totaling $28,471,188 to October 2000 and a note due August 2000 with a balance totaling $22,797,812 to December 2000. These notes primarily represent seller financing which has been extended on a short-term basis while we seek longer-term bank financing. We extended notes with GLH due June 2000 with balances totaling $1,937,500 to September 2000. We intend to continue refinancing the notes on a short-term basis with GLH.

Our composite interest rate was 7.1% and 7% at June 30, 2000 and 1999, respectively.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. (DOLLARS IN THOUSANDS)

Lease Portfolio

We lease our portfolio of aircraft under operating leases rather than finance leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

o     the demand for various types of aircraft

o     general market and economic conditions

o regulatory changes, including those imposing environmental, maintenance or operational requirements

o     changes in supply or cost of aircraft

o     technological developments

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

Financial Instruments

This analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at June 30, 2000 and are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis.

From time to time, we enter into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangements, we pay interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the loans. We had no swap agreements at June 30, 2000.

The carrying amounts of cash and cash equivalents approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the year-end carrying value.

The fair values of the our debt instruments, including the related AVGs, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from June 30, 2000 resulting from a hypothetical 10% increase in our weighted average borrowing rate at June 30, 2000 or $1,875.

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders, at which the proposals described below were submitted to stockholders, was held May 23, 2000.

Proposal No. 1      Election of Directors. The following individuals, who
                    received the votes indicated, were elected as directors:

                    Name                    FOR            WITHHELD
             ------------------          ---------         --------
             William E. Lindsey          3,535,775          14,430
             Michael P. Grella           3,535,775          14,430
             Magnus Gunnarsson           3,535,775          14,430
             Ralph O. Hellmold           3,535,775          14,430
             Aaron Mendelsohn            3,535,775          14,430
             Christer Salen              3,535,775          14,430
             Kenneth Taylor              3,535,775          14,430
             Stuart M. Warren            3,535,775          14,430


Proposal No. 2      The proposal to ratify the selection of KPMG LLP as
                    independent public accountants for the Company for the fiscal year ending December 31, 2000. The results of the voting were as follows:

                   FOR                AGAINST            ABSTAIN
                ---------             -------            -------
                3,547,350              1,300              1,555

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

NUMBER                                    DESCRIPTION
------                                    -----------
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

         Number                               Description
         ------                               -----------
           27           Financial Data Schedule for the six months ended June 30, 2000


REPORTS ON FORM 8-K:

During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTERNATIONAL AIRCRAFT INVESTORS



August 9, 2000                    /s/ Michael P. Grella
                                  --------------------------------------------
                                  Michael P. Grella
                                  President
                                  And Chief Operating Officer

August 9, 2000                    /s/ Alan G. Stanford, Jr.
                                  --------------------------------------------
                                  Alan G. Stanford, Jr.
                                  Vice President--Controller
                                  And Chief Accounting Officer