Form 10-Q
period 2000-09-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 2000-11-13
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from______________to_____________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                               Outstanding at November 7, 2000
    -----                               -------------------------------
COMMON STOCK, $.01 PAR VALUE                      3,839,673

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX


                                                                                      Page No.
                                                                                      --------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
            As of September 30, 2000 and December 31, 1999........................         3

            Condensed Consolidated Statements of Income
            Three months ended September 30, 2000 and 1999........................         4

            Condensed Consolidated Statements of Income
            Nine months ended September 30, 2000 and 1999.........................         5

            Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 2000 and 1999.........................         6

            Notes to Condensed Consolidated Financial Statements..................         7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations.............................................        10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    13

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K......................................        14

            Signatures............................................................        15

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                       2000                    1999
                                                                   -------------          -------------
                                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents                                          $  13,560,452          $  13,045,392
Flight equipment, at cost less accumulated depreciation of
   $64,898,351 at September 30, 2000 and $51,128,351
   at December 31, 1999                                              301,882,436            314,083,293
Cash, restricted                                                      12,446,004             13,908,097
Other assets                                                           1,054,482              1,460,218
                                                                   -------------          -------------
                                                                   $ 328,943,374          $ 342,497,000
                                                                   =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses                        $   1,778,508          $   1,727,635
Notes payable                                                        258,359,814            271,970,620
Lease and other deposits on flight equipment                          21,894,924             23,282,834
Deferred rent                                                          3,936,751              2,624,534
Deferred taxes, net                                                    5,253,643              4,594,927
                                                                   -------------          -------------
                                                                     291,223,640            304,200,550
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding                                         --                     --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  3,853,784 shares at September 30, 2000 and
  4,173,784 shares at December 31, 1999                                   38,538                 41,738
Additional paid-in capital                                            29,128,206             31,009,749
Deferred compensation                                                    (62,500)              (250,000)
Retained earnings                                                      8,615,490              7,494,963
                                                                   -------------          -------------
          Net shareholders' equity                                    37,719,734             38,296,450
                                                                   -------------          -------------
                                                                   $ 328,943,374          $ 342,497,000
                                                                   =============          =============

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                       2000                 1999
                                                    -----------         -----------
                                                              (UNAUDITED)
REVENUES:
  Rental of flight equipment                        $10,482,925         $10,194,403
  Consulting and other fees                             200,000                  --
  Interest income                                       352,757             403,544
                                                    -----------         -----------
         Total revenues                              11,035,682          10,597,947
EXPENSES:
  Interest                                            4,816,292           4,267,127
  Depreciation                                        4,590,000           4,024,387
  Lease cancellation                                    207,419                  --
  General and administrative                            522,663             567,760
  Stock compensation                                     62,500              62,500
                                                    -----------         -----------
        Total expenses                               10,198,874           8,921,774
                                                    -----------         -----------
Income before income taxes                              836,808           1,676,173
Income tax expense                                      313,803             636,946
                                                    -----------         -----------
        Net income                                  $   523,005         $ 1,039,227
                                                    ===========         ===========

Basic earnings per share                            $       .13         $       .25
                                                    ===========         ===========

Diluted earnings per share                          $       .13         $       .24
                                                    ===========         ===========

Weighted average common shares outstanding:
     Basic                                            3,876,231           4,211,040
                                                    ===========         ===========
     Assuming dilution                                3,960,267           4,340,606
                                                    ===========         ===========



      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                     2000                 1999
                                                                 ------------         ------------
                                                                            (UNAUDITED)
REVENUES:
  Rental of flight equipment                                     $ 31,486,196         $ 27,441,289
  Consulting and other fees                                           200,000              200,000
  Interest income                                                   1,187,511            1,142,965
                                                                 ------------         ------------
         Total revenues                                            32,873,707           28,784,254
EXPENSES:
  Interest                                                         14,452,703           11,762,873
  Depreciation                                                     13,770,000           10,744,387
  Repossession, maintenance and lease cancellation                  1,045,095                   --
  General and administrative                                        1,625,566            1,414,871
  Stock compensation                                                  187,500              187,500
                                                                 ------------         ------------
        Total expenses                                             31,080,864           24,109,631
                                                                 ------------         ------------
Income before income taxes and extraordinary loss                   1,792,843            4,674,623
Income tax expense                                                    672,316            1,776,350
                                                                 ------------         ------------
Income before extraordinary loss                                    1,120,527            2,898,273
Extraordinary loss on debt extinguishment, net of income
  tax benefit of $131,322                                                  --              214,263
                                                                 ------------         ------------
        Net income                                               $  1,120,527         $  2,684,010
                                                                 ============         ============
Basic earnings per share:
     Income before extraordinary loss                            $        .28         $        .69
     Extraordinary loss                                                    --                 (.05)
                                                                 ------------         ------------
     Net income                                                  $        .28         $        .64
                                                                 ============         ============
Diluted earnings per share:
     Income before extraordinary loss                            $        .27         $        .67
     Extraordinary loss                                                    --                 (.05)
                                                                 ------------         ------------
     Net income                                                  $        .27         $        .62
                                                                 ============         ============
Weighted average common shares outstanding:
     Basic                                                          4,009,115            4,211,928
                                                                 ============         ============
     Assuming dilution                                              4,108,543            4,327,265
                                                                 ============         ============


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------
                                                                   2000                1999
                                                               ------------          ------------
                                                                           (UNAUDITED)
Cash flows from operating activities:
Net income                                                     $  1,120,527          $  2,684,010
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation of flight equipment                              13,770,000            10,744,387
   Lease cancellation                                               207,419                    --
   Amortization of deferred transaction fees                        309,076               334,471
   Deferred taxes, net                                              658,716             1,630,628
   Stock compensation                                               187,500               187,500
   (Increase) decrease in assets:
   Cash, restricted                                               1,462,093              (616,450)
   Other assets                                                    (110,759)             (227,892)
   Increase (decrease) in liabilities:
   Accrued interest and other accrued liabilities                    50,873               786,286
   Lease and other deposits on flight equipment                  (1,387,910)            5,938,846
   Deferred rent                                                    (87,783)           (1,617,805)
                                                               ------------          ------------
   Net cash provided by operating activities                     16,179,752            19,843,981
Cash flows from investing activities:
   Purchase of flight equipment                                    (169,143)          (62,133,387)
                                                               ------------          ------------
   Net cash used in investing activities                           (169,143)          (62,133,387)
Cash flows from financing activities:
   Repayment of notes payable                                    (6,878,631)          (23,048,090)
   Repayment of notes payable to ILFC                            (6,652,675)           (3,837,922)
   Repayment of notes payable to GLH                                (79,500)                   --
   Proceeds from notes payable to ILFC                                   --            69,345,473
   Repurchase of common stock                                    (1,884,743)              (43,600)
                                                               ------------          ------------
   Net cash provided by (used in) financing activities          (15,495,549)           42,415,861
                                                               ------------          ------------
   Net increase in cash and cash equivalents                        515,060               126,455
Cash and cash equivalents at beginning of period                 13,045,392            15,923,982
                                                               ------------          ------------
Cash and cash equivalents at end of period                     $ 13,560,452          $ 16,050,437
                                                               ============          ============
Supplemental disclosure of cash flow information
   Cash paid for interest                                      $ 14,211,610          $ 10,988,192
   Cash paid for income taxes                                  $     13,600          $     12,000


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of September 30, 2000 and December 31, 1999 and the results of its operations for the three month and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

4. REPOSSESSION OF AIRCRAFT

In the first quarter of 2000, the Company repossessed one of its Boeing Model 737-300 aircraft from a Mexican airline. In the second quarter of 2000, the Company entered into an agreement to lease the aircraft to a foreign airline. The Company has subsequently canceled the lease and has written off $207,419 of lease initiation costs. The Company has also incurred repossession, maintenance and legal expenses of $837,676 for the nine month period ended September 30, 2000. The Company has entered into an agreement to sell the aircraft to a third party and has obtained a $200,000 non-refundable deposit from the purchaser. The deposit required the Company to hold the aircraft available to the purchaser for a specific price. The time period that the Company was required to hold the plane available was completed in the third quarter of 2000. The Company recorded the deposit as fee revenue.

The Company has two notes payable to ILFC related to the aircraft of $13,894,896 bearing interest at 7.96% due January 2001 and $251,757 bearing interest at 6% due February 2002.

5. EARNINGS PER SHARE

The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ---------------------------         ---------------------------
                                                        2000              1999              2000              1999
                                                      ---------         ---------         ---------         ---------
Basic weighted average shares outstanding             3,876,231         4,211,040         4,009,115         4,211,928
Effect of dilutive securities:
  Employee stock options                                 84,036           126,436            97,486           113,779
  Non-employee stock options                                 --             3,130             1,942             1,558
                                                      ---------         ---------         ---------         ---------
Dilutive potential common shares                         84,036           129,566            99,428           115,337
                                                      ---------         ---------         ---------         ---------
  Diluted weighted average shares and assumed
     conversions                                      3,960,267         4,340,606         4,108,543         4,327,265
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

The Company has issued options to purchase 125,000 shares of common stock at prices ranging from $5.88 to $10.25 per share under its Eligible Directors Option Plan. These options were excluded from the computation of diluted net income per common share because they were anti-dilutive. The options are exercisable through the periods ranging from May 10, 2003 to May 23, 2005.

The Company has issued options to purchase 60,000 shares of common stock at prices ranging from $5.88 to $7.25 per share under its Eligible Employees Stock Option and Award Plan. These options were excluded from the computation of diluted net income per common share because they were anti-dilutive. The options are exercisable through the periods ranging from February 28, 2003 to December 31, 2007.

6. NOTES PAYABLE

The Company extended a note due October 2000 with a balance totaling $13,894,896 to January 2001, notes due September 2000 with balances totaling $1,937,500 to December 2000, a note due September 2000 with a balance totaling $15,955,308 to December 2000, a note due October 2000 with a balance totaling $28,011,328 to January 2001 and a note due December 2000 with a balance totaling $22,502,487 to February 2001.

At September 30, 2000, the Company's weighted average composite interest rate was 7.1%.

7. SUBSEQUENT EVENTS

The Company has taken possession of a 1993 Airbus A320-200 from TransAer, an Irish carrier, two weeks prior to its lease termination of October 31, 2000. The Company is in discussions with several airlines about leasing the aircraft. The repossession had no effect on the Company's third quarter financial results.

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

REPOSSESSION

In the first quarter of 2000, we repossessed one of our Boeing Model 737-300 aircraft from a Mexican airline. In the second quarter of 2000, we entered into an agreement to lease the aircraft to a foreign airline. We have subsequently canceled the lease and have written off $207 of lease initiation costs. We have also incurred repossession, maintenance and legal expenses of $838 for the nine month period ended September 30, 2000. We have entered into an agreement to sell the aircraft to a third party and have obtained a $200 non-refundable deposit from the purchaser. The deposit required us to hold the plane available to the purchaser for a specific time period. The time period that we were required to hold the plane available was completed in the third quarter of 2000. We recorded the deposit as fee revenue.

We have two notes payable to ILFC related to the aircraft of $13,895 bearing interest at 7.96% due January 2001 and $252 bearing interest at 6% due February 2002.

We repossessed one of our Airbus A320-200 aircraft from an Irish carrier two weeks prior to its lease termination of October 31, 2000. We are in discussion with several airlines about leasing the aircraft. The effect on future financial results depends on the timing, terms and conditions of a future lease.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

Revenues from rental of flight equipment increased by 3%, or $289, to $10,483 in the three months ended September 30, 2000 compared to the same period in 1999 as a result of a full quarter effect of two aircraft acquired in July and December 1999, partially offset by the impact of no rent on the repossessed 737-300 discussed above. Our lease portfolio consisted of sixteen aircraft with a book value of $301,882 at September 30, 2000 and fifteen aircraft on lease with a book value of $288,298 at September 30, 1999.

Quarter to quarter comparisons are impacted by the timing and amount of consulting and other fees which are earned from time to time. We earned $200 from the non-refundable deposit on an agreement to sell a 737-300 as discussed above. No fees were earned in the third quarter of 1999.

Interest income decreased to $353 for the three months ended September 30, 2000 from $403 for the same period in 1999 as a result of lower average cash and restricted cash balances as a result of the purchase of aircraft in 1999 and maintenance reserve reimbursements paid in 2000, partially offset by higher average interest rates.

Interest expense increased to $4,816 for the three months ended September 30, 2000 from $4,267 for the same period in 1999 principally as a result of a full quarter effect of interest on financings related to the acquisition of two aircraft acquired in 1999, offset by the effect of loan paydowns. Our composite interest rate was 7.1% and 7% at September 30, 2000 and 1999, respectively.

Depreciation expense increased to $4,590 in the third quarter of 2000 from $4,024 in the third quarter of 1999 primarily as a result of a full quarter effect of two aircraft acquired in 1999. We wrote off $207 of lease initiation costs as a result of the cancellation of a lease agreement on a 737-300 as discussed above. General and administrative expenses decreased to $523 in the three months ended September 30, 2000 from $568 in the same period of 1999 primarily as a result of decreased compensation expense. During the three months ended September 30, 2000 and 1999, we incurred $63 of non-cash stock compensation related to the vesting of options granted to executive officers.

Income tax expense decreased to $314 from $637 as a result of an $839 reduction in income before income taxes. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 37.5%. We continue to generate substantial federal net operating loss carryforwards primarily resulting from accelerated tax depreciation. At December 31, 1999, we had $21.6 million of federal net operating tax loss carryforwards.


Nine Months Ended September 30, 2000 and 1999

Revenues from rental of flight equipment increased by 15%, or $4,045, to $31,486 in the nine months ended September 30, 2000 compared to the same period in 1999 as a result of the effect of three aircraft on lease purchased from July 1999 to December 1999, partially offset by the impact of no rent on the repossessed aircraft discussed above. Our lease portfolio consisted of sixteen aircraft with a book value of $301,882 at September 30, 2000 and fifteen aircraft on lease with a book value of $288,298 at September 30, 1999.

Period to period comparisons are impacted by the timing and amount of consulting fees which are earned from time to time. We earned $200 from a non-refundable deposit on an agreement to sell a 737-300 as discussed above. In 1999, we earned $200 of consulting fees.

Interest income increased to $1,188 for the nine months ended September 30, 2000 from $1,143 for the same period in 1999 as a result of higher average interest rates partially offset by lower average cash and restricted cash balances.

Interest expense increased to $14,453 for the nine months ended September 30, 2000 from $11,763 for the same period in 1999 principally as a result of interest on financing the purchase of three aircraft purchased from July 1999 to December 1999, offset by the effect of loan paydowns. Our composite interest rate was 7.1% and 7% at September 30, 2000 and 1999, respectively.

Depreciation expense increased to $13,770 in the nine months ended September 30, 2000 from $10,744 in the same period of 1999 primarily as a result of the effect of three aircraft purchased from July 1999 through December 1999. We have incurred $1,045 of expense related to the repossessed 737-300. Of the $1,045, we wrote off $207 of lease initiation costs as discussed above and incurred $838 of repossession and maintenance expense. General and administrative expenses increased to $1,626 in the nine months ended September 30, 2000 from $1,415 in the same period of 1999 primarily as a result of increased compensation expense. During the nine months ended September 30, 2000 and 1999, we incurred $188 of non-cash stock compensation related to the vesting of options granted to executive officers.

Income tax expense decreased to $672 from $1,776 as a result of a $2,882 reduction in income before income taxes and an extraordinary item. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 37.5%. We continue to generate substantial federal net operating loss carryforwards primarily resulting from accelerated tax depreciation. At December 31, 1999, we had $21.6 million of federal net operating tax loss carryforwards.

In the second quarter of 1999, we repaid a note prior to maturity, resulting in an extraordinary loss on debt extinguishment of $214, net of $131 income tax benefit. Net income decreased to $1,121 for the nine months ended September 30, 2000 from $2,684 for the same period in 1999 due to the factors described above.


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

For the nine months ended September 30, 2000, net cash provided from operating activities decreased by $3,664. The decrease is a result of a decrease in net income of $1,563 primarily due to the loss of rent and repossession, maintenance and lease cancellation expense on the repossessed 737-300, a $7,327 decrease in the change in lease and other deposits, partially offset by a $2,078 increase in the change in restricted cash and non-cash expense for depreciation of $3,026 and a decrease in deferred taxes of $972.

Net cash used in investing activities was $169 in the nine months ended September 30, 2000 as the result of equipment installed on the repossessed aircraft. Net cash used in investing activities was $62,133 in the nine months ended September 30, 1999 resulting primarily from the purchase of two aircraft in June and July of 1999.

Net cash used in financing activities was $15,496 in the nine months ended September 30, 2000. Cash used was principally due to loan paydowns of $13,611 as well as repurchasing $1,885 of our common stock. For the nine months ended September 30, 1999, net cash provided in financing activities was $42,416. Proceeds from financing activities resulted primarily from $69,345 of bridge financing and other financing from International Lease Finance Corporation related to the purchase of aircraft. Proceeds from financing activities were partially offset in 1999 by loan paydowns of $26,886 and stock repurchases of $44.

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

We lease our portfolio of aircraft under operating leases rather than finance leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

o   the demand for various types of aircraft

o   general market and economic conditions

o regulatory changes, including those imposing environmental, maintenance or operational requirements

o   changes in supply or cost of aircraft

o   technological developments

In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, we cannot assure you that our estimated residual value for aircraft will be realized. If we are unable to re-lease or resell aircraft on favorable terms, our business, financial condition and results of operations could be adversely affected. A hypothetical 10% decrease in lease rates of those leases which expire within a one-year period would reduce our lease revenue by $1,117 annually.


Financial Instruments

This analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at September 30, 2000 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis.

From time to time, we enter into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangements, we pay interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the related loans. We had no swap agreements at September 30, 2000.

The carrying amounts of cash and cash equivalents approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from September 30, 2000 resulting from a hypothetical 10% increase in our weighted average borrowing rate at September 30, 2000 or $1,842.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS


      NUMBER    DESCRIPTION
      ------    -----------
        3.1     Amended and Restated Articles of Incorporation of the Company.
                Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended
                September 30, 1997, and incorporated herein by reference

        3.2 Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

        4.1 The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

        27      Financial Data Schedule for the three months ended September 30,
                2000


REPORTS ON FORM 8-K:

During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERNATIONAL AIRCRAFT INVESTORS



November 10, 2000                      /s/ Michael P. Grella
                                     ---------------------------------
                                       Michael P. Grella
                                       President
                                       And Chief Operating Officer



November 10, 2000

                                       /s/ Alan G. Stanford, Jr.
                                     ---------------------------------
                                       Alan G. Stanford, Jr.
                                       Vice President--Controller
                                       And Chief Accounting Officer