Form 10-K405
period 2000-12-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 2001-03-29
CIK 1029688

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 19, 2001 was approximately $15,647,535 (based on the closing price on Nasdaq National Market as reported by the Wall Street Journal on such date).

At March 19, 2001, the registrant had issued and outstanding an aggregate of 3,681,773 shares of its common stock.

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

================================================================================

                        INTERNATIONAL AIRCRAFT INVESTORS
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR END DECEMBER 31, 2000


                                TABLE OF CONTENTS

  ITEM                                         PART I                                        PAGE
  ----                                                                                       ----
    1.     Business                                                                            3
    2.     Properties                                                                         14
    3.     Legal Proceedings                                                                  14
    4.     Submission of Matters to a Vote of Securities Holders                              14

                                               PART II

    5.     Market for Registrant's Common Stock and Related Shareholder Matters               15
    6.     Selected Financial Data                                                            16
    7.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                       17
    7A.    Quantitative and Qualitative Disclosures About Market Risk                         21
    8.     Financial Statements and Supplementary Data                                        21
    9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                       21

                                              PART III

   10.     Directors and Executive Officers of the Registrant                                 21
   11.     Executive Compensation                                                             21
   12.     Security Ownership of Certain Beneficial Owners and Management                     21
   13.     Certain Relationships and Related Transactions                                     21

                                               PART IV

   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                    22

                                     PART I

ITEM 1. BUSINESS.

GENERAL

   We are primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. As of December 31, 2000, we have sixteen aircraft in our portfolio. Fourteen aircraft are leased to thirteen airlines worldwide and two aircraft are being marketed for lease. We lease aircraft under "triple net" operating leases where the lessee is responsible for all operating costs (i.e., crew, fuel, insurance, taxes, licenses, landing fees, navigation charges, maintenance, repairs and associated expenses) and we retain the potential benefit and risk of the residual value of the aircraft, as distinct from finance leases where the full cost of the aircraft is recovered over the term of the lease at generally lower lease rates.

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

   Focus on Used Commercial Jet Aircraft with a Broad Market Acceptance. We lease used, single-aisle jet aircraft which generally range between five and 15 years old at the time the aircraft is acquired by us. We currently focus on the acquisition and lease of single-aisle jet aircraft, primarily aircraft with a seating capacity of 121 to 240 passengers. According to the 2000 Current Market Outlook published by the Boeing Commercial Airplane Group in 2000, that type of aircraft accounted for approximately 43.6% of the world fleet at December 31, 1999. The Boeing Report estimates that the commercial replacement cycle for this type of aircraft is 25 to 28 years from manufacture date. This category of jet aircraft includes the Boeing 737-300/-400, the Boeing Model 757-200, the McDonnell Douglas MD80 series and the Airbus A320.

   Optimize Relationship with ILFC. We have had a long and continuous relationship with International Lease Finance Corporation. ILFC was an initial investor in us and currently owns approximately 1.8% of our common stock. ILFC is a major owner-lessor of commercial jet aircraft and has contacts with most airlines worldwide, the aircraft and engine manufacturers and most of the significant participants in the aircraft industry worldwide. We intend to use our relationship with ILFC to gain access, where appropriate, to various airlines and other participants in the market to facilitate the purchase, lease, re-lease and sale of aircraft. ILFC's primary focus is the acquisition and leasing of new, rather than used, commercial jet aircraft. Thus, we believe that our business complements rather than competes with ILFC. See "Relationship With ILFC" below.

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

   Generally, the lessee provides us with an initial security deposit that is returnable at the expiration of the lease if all lease return conditions are met by the lessee and there is no default under the lease. Depending on the creditworthiness of a lessee, in some instances the lessee will also pay into a maintenance reserve account monthly a certain amount for each hour the aircraft and/or engine has flown. The lessee may draw upon these maintenance reserves to reimburse the cost of periodic scheduled overhaul and maintenance checks. At the termination of the lease, the lessee is required to return the aircraft to us in the same condition as it was received, normal wear and tear excepted, so the aircraft is in a proper condition for re-lease or sale. See "Cautionary Statements."

   We analyze the credit risk associated with each lease before entering into a lease and obtain extensive financial information regarding the lessee. We evaluate the prospective lessee's available financial statements and trade and banking references, and working with our lender evaluate country and political risk, insurance coverage, liability and expropriation risk. The process for credit approval is a joint undertaking between us and the senior lender providing the debt financing for the leased aircraft. See "Cautionary Statements."

   Upon termination of a lease, our objective is to re-lease or sell the aircraft. Our leases generally require that the lessee notify us six to nine months prior to the termination of the lease as to whether the lessee intends to exercise any option to extend the lease. This allows us to commence our remarketing efforts well in advance of the termination of a lease. Since January 1, 1998, we have negotiated eight lease extensions with our lessees, re-leased three aircraft to new lessees and had two aircraft returned to us as a result of lessee bankruptcies.

CUSTOMERS

   At December 31, 2000, our lessees included:


   Domestic Customers:                    Foreign Customers:

   -  Delta Air Lines, Inc.               -  Air Liberte S.A.
   -  ILFC(1)                             -  Air Transat A.T. Inc.
   -  Southwest Airlines Co.              -  British Airways Plc
   -  Trans World Airlines, Inc.          -  Canada 3000 Airlines Limited
                                          -  COPA
                                          -  Flying Colours Airlines Limited
                                          -  GB Airways Limited
                                          -  Islandsflug, HF
                                          -  New Zealand International Airlines
                                             Ltd.
    --------
   (1) subleased to Compania Panamenia de Aviacon, S.A. (COPA)

   During the years ended December 31, 1998, 1999 and 2000, lease revenues from flight equipment generated from foreign customers accounted for approximately 68%, 76% and 77%, respectively, of total revenues.

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

   At December 31, 2000, we are marketing an A320-200 and a 737-300 for lease.

   We have an MD-82 on lease to TWA with a lease expiring November 2004. On January 10, 2001, TWA filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On March 12, 2001, the United States Bankruptcy Court approved a plan by American Airlines to acquire the assets of TWA. We have subsequently been paid past due rent from TWA, and we are currently negotiating a lease of the aircraft to American Airlines.

   The following customers accounted for more than 10% of our total revenues in one or more of the three years ended December 31, 2000:


   Air Belgium International N.V.         Air Transat A.T. Inc.
     1998-10%                               1999-11%
                                            1998-15%
   British Airways Plc.                   Canada 3000 Airlines Limited
     1998-12%                               2000-11%

   Shanghai Airlines
     1998-11%

We lease aircraft to British Airways and two of its affiliates (Air Liberte and GB Airways). During 2000 British Airways sold its investment in Air Liberte. Air Liberte was not included as an affiliate for 2000. Revenues from British Airways and its affiliates accounted for 16%, 19% and 14% of total revenues in 1998, 1999 and 2000, respectively.

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

   We maintain banking relationships primarily with four commercial banks providing secured equipment financing to us in an aggregate amount of $118.7 million at December 31, 2000. ILFC has provided certain guarantees and other financial support with respect to our borrowings which have allowed us to finance our aircraft at more favorable leverage than we could have obtained without ILFC's support. See Notes 4 and 5 to Consolidated Financial Statements.

   At December 31, 2000, $245.8 million (or 96.9%) of our borrowings to finance aircraft purchases were on a non-recourse basis. Non-recourse loans are structured as loans to special purpose subsidiaries which only own the assets which secure the loan. Only the relevant special purpose subsidiary is liable for the repayment of the non-recourse loan. We are only liable if we breach certain limited representations and warranties under the applicable loan documentation. The lender assumes the credit risk of each lease, and its only recourse upon a default under the lease is against the lessee, the leased equipment and the special purpose subsidiary. Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the terms of the lease, any guarantees and the amount of the loan. The remaining $7.9 million of our borrowings are on a recourse basis. ILFC has agreed to indemnify us for any payments under this recourse loan not funded by lease or sale payments.

   The terms of our current borrowings, other than our ILFC bridge borrowings, end within 30 to 60 days after the minimum noncancelable period under the related lease, after which we will be required to renegotiate the loan or obtain other financing in connection with the re-lease of the aircraft. See "Cautionary Statements."

   Notes payable due within one year totaled $158.1 million at December 31, 2000, of which $154.2 million represents balloon payments and $3.9 million represents installment payments. We intend to refinance all of the balloon payments due in 2001. We have extended or re-leased three aircraft with $38.9 million of associated balloon payments due in 2001, and balloon payments of $80.5 million relate to leases with terminations from 2002 to 2004. During 1998, 1999 and 2000, we refinanced $29.7 million, $46 million and $101.3 million of balloon payments, respectively.

   At December 31, 2000, our borrowings had interest rates ranging from 6.0% to 8.125% per annum, with a weighted average interest rate of 7.1% per annum. At December 31, 2000, 9.6% of our borrowings accrued interest on a floating rate basis.

   Our future growth is dependent upon raising additional capital. We have previously provided for all of our financing needs through internally generated funds, borrowings and equity capital. There is no assurance that those sources will provide us with additional capital resources in the future. See "Cautionary Statements."

RELATIONSHIP WITH ILFC

   ILFC was an initial investor in the Company, and owns approximately 1.8% of our common stock. Fourteen of our sixteen present aircraft were acquired from ILFC and ILFC has provided certain guarantees and other financial support with respect to our borrowings. See "Financing/Source of Funds" above. ILFC has also paid various fees to us for consulting and remarketing services. We have entered into an agreement with ILFC pursuant to which ILFC has agreed to assist us in the remarketing of our aircraft if requested by us. See "Aircraft Leasing" above, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," and Note 5 to Consolidated Financial Statements. ILFC is a wholly owned subsidiary of American International Group, Inc. and is a major owner-lessor of commercial jet aircraft.

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

   The FAA and the civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. In most instances, older non-complying aircraft may be brought into compliance by modifying the engines. Fourteen of our aircraft currently comply with these regulations. Our remaining two aircraft, currently on lease to June and August 2001, are leased in areas not requiring modification. These two aircraft may require modification if moved to a jurisdiction requiring compliance. Currently, these modifications range in cost from $1.2 million to $2 million per aircraft. In some instances, it is necessary to perform noise compliance work to lease the aircraft into a new jurisdiction. For example, Western Europe and the United States have non-addition rules which state that an aircraft which does not meet specified noise compliance regulations cannot be brought into the region and operated by an airline licensed by one of these governments. A non-complying aircraft can only be leased or sold into a market that does not require compliance with the stricter standards. See "Cautionary Statements."

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

EMPLOYEES

   As of December 31, 2000, we had eight employees. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are good.

CAUTIONARY STATEMENTS

   This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. In some instances, forward-looking statements maybe identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," 'target" or similar terms. The cautionary statements made in this Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-K. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

We retain the residual value risk and the risk of the re-lease or sale of the aircraft.

   We lease our portfolio of aircraft under operating leases rather than finance leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

   - the demand for various types of aircraft

   - general market and economic conditions

   - regulatory changes, including those imposing environmental, maintenance or operational requirements

   - changes in supply or cost of aircraft

   - technological developments

   Currently, two of our aircraft are not on lease. The A320-200 aircraft has been off lease since October 2000 and the Boeing Model 737-300 has been off lease since February 2000.

   In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, we cannot assure you that our estimated residual value for aircraft will be realized. See Note 1 to Consolidated Financial Statements. If we are unable to re-lease or resell aircraft on favorable terms, our business, financial condition and results of operations could be adversely affected.

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

   We have sixteen aircraft in our portfolio. Fourteen aircraft are leased to thirteen airlines worldwide and two aircraft are being marketed for lease. The loss of any one aircraft or the financial difficulty of or lease default by any one lessee could have a material adverse effect on our business, financial condition and results of operations.

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

   During 2000, two of our lessees filed for bankruptcy protection under the laws of Mexico and Ireland. We have repossessed both aircraft. We have moved both aircraft to the United States and we are currently marketing the aircraft for lease. We have an MD-82 on lease to TWA with a lease expiring November 2004. On January 10, 2001, TWA filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On March 12, 2001, the United States Bankruptcy Court approved a plan by American Airlines to acquire the assets of TWA. We have subsequently been paid past due rent from TWA, and we are currently negotiating a lease of the aircraft to American Airlines.

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

   The Airport Noise and Capacity Act of 1990, referred to as ANCA, required the phaseout of Stage 2 aircraft (defined as aircraft that comply with the Stage 2 noise levels prescribed in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. Similar rules exist in other countries, including the countries in Western Europe, Australia, New Zealand and Japan, which either require compliance with regulations substantially identical to Stage 3 or which forbid the operation of additional non-Stage 3 aircraft by carriers based in those jurisdictions. This has the effect of limiting our ability to place our Stage 2 aircraft on lease in those jurisdictions until they have been modified to meet Stage 3 requirements.

   Fourteen of our aircraft currently meet Stage 3 requirements. Our remaining two aircraft are currently leased in an area not imposing Stage 3 requirements. These two aircraft may require modification if moved to a jurisdiction requiring Stage 3 compliance. Currently, these modification costs range from $1.2 million to $2 million per aircraft. See "Government Regulation." We cannot assure you that we will be able to obtain financing for any of these modifications.

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

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

   We review opportunities to acquire suitable jet aircraft that meet our portfolio strategy based on market demand and customer airline requirements, as well as our portfolio mix and planning strategies. Before committing to purchase an aircraft, we take into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines and anticipated obsolescence. As a result, certain types and vintages of aircraft do not meet the profile for inclusion in our portfolio of aircraft. At December 31, 1999 and 2000, the average age of our flight equipment was 12.6 and 13.6 years, respectively. As of December 31, 1999 and 2000, our portfolio contained fourteen aircraft that were Stage 3 compliant. See "Item 1. Business--Cautionary Statements."

   The following table shows the scheduled lease terminations (for the minimum noncancellable period) by aircraft type for our lease portfolio at December 31, 2000:

AIRCRAFT TYPE                        2001    2002    2003   2004    2005  TOTAL
-------------                        ----    ----    ----   ----    ----  -----
A320-200........................      --      --      1      --      --     1
727-200.........................      --      --      1      --      --     1
737-200.........................       2       1     --      --      --     3
737-300.........................      --       2     --      --      --     2
737-400.........................      --      --      2       1      --     3
757-200.........................      --       1      1      --      --     2
MD-82...........................      --      --     --       1      --     1
MD-83...........................      --       1     --      --      --     1
                                     ----    ----    ----   ----    ----  -----
   Total........................       2       5      5       2      --    14
                                     ====    ====    ====   ====    ====  =====

   At December 31, 2000, we are marketing an A320-200 and a 737-300 for lease.

   We have an MD-82 on lease to TWA with a lease expiring November 2004. On January 10, 2001, TWA filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On March 12, 2001, the United States Bankruptcy Court approved a plan by American Airlines to acquire the assets of TWA. We have subsequently been paid past due rent from TWA, and we are currently negotiating a lease of the aircraft to American Airlines.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

   None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

   Our common stock is listed on the National Association of Securities Dealers Automated Quotation National Market (Nasdaq National Market) under the trading symbol "IAIS." The high and low sale prices, as reported by The Nasdaq Stock Market, Inc., for the years ended December 31, 1999 and 2000 were as follows:

                                   1999                     2000
                           --------------------      -------------------
                            HIGH         LOW          HIGH         LOW
   First Quarter           $8 1/4      $6  1/8       $6 7/8       $4 3/4
   Second Quarter          $7 1/8      $6  3/16      $6 5/16      $5
   Third Quarter           $7 3/4      $6  7/16      $6 3/16      $5 1/8
   Fourth Quarter          $7 1/4      $5 11/16      $5 7/8       $5 5/16

   On March 19, 2001, the number of holders of record of our common stock was 53.

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

                                                                At and For the Year Ended December 31,
                                                     -------------------------------------------------------------
                                                      1996         1997         1998         1999           2000
                                                     -------     --------     --------     ---------      --------
STATEMENT OF INCOME DATA                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND OTHER DATA)
 Revenues:
    Rental of flight equipment .................     $12,681     $ 15,433     $ 26,985     $  38,088      $ 41,450
    Consulting and other fees ..................         461          212          605           200           200
    Gain on sale of aircraft equipment .........         141           --           --            --            --
    Interest income ............................         169          483        1,727         1,454         1,550
                                                     -------     --------     --------     ---------      --------
        Total revenues .........................      13,452       16,128       29,317        39,742        43,200
  Expenses .....................................      12,380       15,028       24,596        33,686        42,909
                                                     -------     --------     --------     ---------      --------
  Income before income taxes and
      cumulative effect of accounting change
      and extraordinary loss ...................       1,072        1,100        4,721         6,056           291
  Income tax expense ...........................          37          433        1,542         2,263           195
                                                     -------     --------     --------     ---------      --------
  Income before cumulative effect
     of accounting change and extraordinary
     loss ......................................       1,035          667        3,179         3,793            96
  Cumulative effect of accounting change .......          --           --          209            --            --
  Extraordinary loss on debt extinguishment ....          --           --           --          (214)           --
                                                     -------     --------     --------     ---------      --------
  Net income ...................................     $ 1,035     $    667     $  3,388     $   3,579      $     96
                                                     =======     ========     ========     =========      ========
  Basic earnings per share:
    Income before cumulative effect
        of accounting change and
        extraordinary loss .....................     $ 14.79     $    .88     $    .72     $     .90      $    .02
    Cumulative effect of accounting change .....          --           --          .04            --            --
    Extraordinary loss on debt extinguishment ..          --           --           --          (.05)           --
                                                     -------     --------     --------     ---------      --------
    Net income .................................     $ 14.79     $    .88     $    .76     $     .85      $    .02
                                                     =======     ========     ========     =========      ========
  Diluted earnings per share:
    Income before cumulative effect
        of accounting change and
        extraordinary loss .....................     $   .56     $    .30     $    .70     $     .88      $    .02
    Cumulative effect of accounting change .....          --           --          .05            --            --
    Extraordinary loss on debt extinguishment ..          --           --           --          (.05)           --
                                                     -------     --------     --------     ---------      --------
    Net income .................................     $   .56     $    .30     $    .75     $     .83      $    .02
                                                     =======     ========     ========     =========      ========
  Weighted average number of common
      shares outstanding .......................          70          754        4,430         4,212         3,961
  Weighted average number of common
      shares outstanding-assuming dilution .....       1,837        2,207        4,545         4,323         4,071

BALANCE SHEET DATA
  Flight equipment .............................     $89,885     $172,506     $236,909     $ 314,083      $295,292
  Total assets .................................      92,620      204,552      267,891       342,497       320,356
  Debt financing ...............................      82,710      154,720      208,002       271,971       253,700
  Shareholders' equity .........................       5,084       33,095       34,751        38,296        35,862
OTHER DATA
  Aircraft equipment owned at period end .......           7           10           13            16            16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS)

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

   Rental amounts are accrued evenly over the lease term and are recognized as revenue from the rental of flight equipment. Our flight equipment is recorded on the balance sheet at cost and is depreciated on a straight-line basis over the estimated useful life to our estimated salvage value. Revenue, depreciation expense and resultant profit from operating leases are recorded evenly over the life of the lease. Initial direct costs related to the origination of leases are capitalized and amortized over the lease terms.

REPOSSESSION

   In the first quarter of 2000, we repossessed one of our Boeing Model 737-300 aircraft from a Mexican airline. In the second quarter of 2000, we entered into an agreement to lease the aircraft to a foreign airline. We subsequently canceled the lease and wrote off $207 of lease initiation costs. We have also incurred repossession, maintenance and legal expenses of $900 in 2000. We entered into an agreement to sell the aircraft to a third party and have obtained a $200 non-refundable deposit from the purchaser. The deposit required us to hold the plane available to the purchaser for a specific time period. The time period that we were required to hold the plane available was completed in 2000 and we recorded the deposit as fee revenue. We are remarketing the aircraft to several airlines for lease or sale. We have two notes payable to ILFC related to the aircraft of $13,515 bearing interest at 7.96% due April 2001 and $202 bearing interest at 6% due February 2002. We expect to refinance the notes payable as they come due.

   We repossessed one of our Airbus A320-200 aircraft from an Irish carrier two weeks prior to its lease termination of October 31, 2000. We incurred $161 of repossession costs related this lease. We are in discussion with several airlines about leasing the aircraft. Related to the aircraft, we have a note payable due to a bank of $15,113 bearing interest at 7.1% due November 2001 and a note payable to ILFC of $8,987 bearing interest of 6.15% due December 2003. We expect to refinance the notes payable as they come due.

EXTRAORDINARY ITEM

   In May 1999, we repaid a note with a principal amount of $15,745 prior to maturity. The note was due May 2000 with a rate of 7.96%. The repayment resulted in an extraordinary charge of $214, net of a $131 income tax benefit.

ACCOUNTING CHANGE

   Effective January 1, 1998, we changed our method of accounting for income recognition for ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was treated as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effects of this change on income, before cumulative effect of accounting change, for the years ended December 31, 1998, 1999 and 2000, were increases of $983, $2,055 and $709, respectively. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of $209, net of related income taxes of $139.

RESULTS OF OPERATIONS

Years Ended December 31, 1998, 1999 and 2000

   Revenues from rental of flight equipment increased by 41% to $38,088 in 1999 from $26,985 in 1998 primarily as a result of the acquisition of three aircraft under lease in 1999. Our lease portfolio increased from thirteen aircraft with a book value of $236,909 at December 31, 1998 to sixteen aircraft with a book value of $314,083 at December 31, 1999. The 9% increase in rental revenues in 2000 to $41,450 from $38,088 in 1999 was primarily the result of a full year's effect of three aircraft purchased in 1999, offset by the repossession of two aircraft, as discussed above. Our lease portfolio consisted of sixteen aircraft with a book value of $295,292 at December 31, 2000 compared to sixteen aircraft with a book value of $314,083 at December 31, 1999.

   Year to year comparisons of consulting and other fees are impacted by their timing and amount. In 1998 and 1999, consulting fee revenue of $605 and $200 were earned related to marketing activities. In 2000, we earned $200 from the non-refundable deposit on an agreement to sell a 737-300, as discussed above.

   Interest income decreased to $1,454 in 1999 from $1,727 in 1998 primarily as a result of lower average interest rates on our cash and restricted cash balances. Interest income increased to $1,550 in 2000 from $1,454 in 1999 primarily as a result of higher average interest rates on our cash, restricted cash and short-term investments.

   Expenses as a percent of total revenues were 83.9%, 84.7% and 99.3% in 1998, 1999 and 2000, respectively. The increase in the percent of total revenues from 1998 to 1999 was due to the effect of a 36% increase in total revenues and a 37% increase in total expenses. The increase in the percent of total revenues from 1999 to 2000 was due to the effect of a 9% increase in total revenues and a 27% increase in total expenses.

   Interest expense increased from $11,969 in 1998 to $16,143 in 1999 and $18,845 in 2000. Interest expense increased in 1999 as a result of interest on financing related to the acquisition of three additional aircraft and a charge related to the early termination of a lease, offset by loan paydowns. Interest expense increased in 2000 as a result of a full year's effect of the financing of three aircraft acquired in 1999. Our weighted average interest rate was 7% and 7.1% at December 31, 1999 and 2000, respectively.

   Depreciation expense increased from $10,848 in 1998 to $15,411 in 1999 and $18,636 in 2000. The increase of $4,563 in 1999 from 1998 resulted from the acquisition of three additional aircraft in 1999. The increase of $3,225 in 2000 from 1999 resulted from a full year's effect of the acquisition of three aircraft in 1999. In the fourth quarter of 2000, we recorded a $2,000 charge for the write-down of the value of a 1978 and a 1980 Boeing Model 737-200ADV stage 2 aircraft based on current estimated residual values and estimated future economic values of these aircraft. These are the last remaining aircraft in our portfolio that do not meet stage 3 noise compliance regulations. These aircraft are leased in an area which does not require compliance with noise regulations. However, they may require modification if moved to a jurisdiction requiring stage 3 compliance. Currently, the modifications range in cost from $1.2 million to $2 million per aircraft.

   In 2000, we recorded $1,268 of repossession, maintenance and lease cancellation costs related to the repossessions of the two aircraft as discussed above. No repossession, maintenance and lease cancellation costs were incurred in 1998 and 1999.

   General and administrative expenses were $1,529, $1,882 and $1,910 in 1998, 1999 and 2000, respectively. The increase from 1998 to 1999 was primarily the result of additional compensation expense. The increase from 1999 to 2000 was primarily the result of increases in benefits and legal costs in 2000. In 1998, 1999 and 2000, we incurred $250 of non- cash compensation expense related to the vesting of options. No additional compensation expense will be recorded in future periods related to the vesting of these options. See Note 8 to Consolidated Financial Statements.

   We recognized income tax expense of $1,542, $2,263 and $195, representing effective income tax rates of 33%, 37% and 67%, during 1998, 1999 and 2000, respectively. The $721 increase in income tax expense in 1999 primarily represents a non-cash provision for deferred income taxes as our effective tax rate increased to 37%. The $2,068 decrease in income tax expense in 2000 is primarily the result of a $5,764 decrease in taxable income. The increase in the effective rate resulted from a greater marginal effect of the expiration of state tax net operating loss carryforwards. During 2000, we continued to generate substantial federal net operating loss carryforwards. At December 31, 2000, we had $31,579 of federal net operating loss carryforwards. Our ability to utilize our federal net operating loss carryforwards is dependant on our ability to generate taxable income through the sale of aircraft in our portfolio. See
Note 3 to Consolidated Financial Statements.

   Net income increased from $3,388 in 1998 to $3,579 in 1999 and decreased to $96 in 2000 due to the factors described above and the effects of the extraordinary item and the change in accounting method.

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

   At December 31, 1999 and 2000, we had cash and cash equivalents of $13,045 and $11,164, respectively.

    Net cash provided by operating activities increased from $15,900 in 1998 to $25,639 in 1999 and decreased to $19,338 in 2000. In 1998, the movements in restricted cash and lease and other deposits were primarily due to the receipt of lease and other deposits related to the leases on three aircraft purchased in that year. Restricted cash represents lease deposits received from our lessees that are restricted by the lenders on those aircraft. The increase in cash flows from operating activities of $9,739 in 1999 was primarily the result of the acquisition of three additional aircraft and their related leases in 1999 and a full year's income from the three aircraft purchased in 1998. In 1999 the movement in lease and other deposits was due to the receipt of lease deposits related to the leases on the aircraft purchased in that year. The movement in lease and other deposits was lower in 1999 than in 1998 because the aircraft purchased in 1999 were purchased primarily with seller financing and as such, they were not restricted. In 2000 the decrease in cash flows from operating activities of $6,301 was primarily the result of the effects of our repossession of two aircraft in 2000, partially offset by a full years' income from the three aircraft acquired in 1999. The movement in restricted cash and lease and other deposits in 2000 was due to lease deposit reimbursements to several lessees in 2000. The timing and amount of these reimbursements vary as a result of the type and usage of the aircraft on lease.

   In 1998, cash of $75,100 was used in investing activities to purchase three additional aircraft. In 1999, cash of $92,203 was used in investing activities primarily to purchase three additional aircraft. In 2000, we used $169 of cash for the purchase of equipment on a Boeing Model 737-300.

   In 1998, net cash provided by financing activities was $51,285, including proceeds from borrowings of $64,384 to finance the purchase of three aircraft, offset by repayments of $11,116 and $1,983 of common stock repurchases. In 1999, net cash provided by financing activities was $63,686, including proceeds from borrowings of $110,127 to finance the purchase of three aircraft and refinance existing borrowings, offset by repayments of $46,159 and $283 of common stock repurchases. In 2000, net cash used in financing activities was $21,050, including repayments of notes payable of $18,270 and $2,780 of common stock repurchases.

   Notes payable due within one year totaled $158.1 million at December 31, 2000, of which $154.2 million represents balloon payments and $3.9 million represents installment payments. We intend to refinance all of the balloon payments due in 2001. We have extended or re-leased three aircraft with $38.9 million of associated balloon payments due in 2001. During 1998, 1999 and 2000, we refinanced $29.7 million, $46 million and $101.3 million of balloon payments, respectively.

   Cash and cash equivalents vary from year to year principally as a result of the timing of the purchase and sale of aircraft.

   From time to time, we use interest rate swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt. We do not enter into swap arrangements for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements. At December 31, 2000, we had no swap agreements.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Lease Portfolio

   We lease our portfolio of aircraft under operating leases rather than finance leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

-     the demand for various types of aircraft

-     general market and economic conditions

- regulatory changes, including those imposing environmental, maintenance or operational requirements

-     changes in supply or cost of aircraft

-     technological developments

   In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, we cannot assure you that our estimated residual value for aircraft will be realized. If we are unable to re-lease or resell aircraft on favorable terms, our business, financial condition and results of operations could be adversely affected. A hypothetical 10% decrease in lease rates of those leases which expire within a one-year period would reduce our lease revenue by $762 annually.

Financial Instruments

   This analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at December 31, 2000 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis.

   From time to time, we enter into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangements, we pay interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the related loans. We had no swap agreements at December 31, 2000.

   The carrying amounts of cash and cash equivalents and short-term investments approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

   The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from December 31, 2000 resulting from a hypothetical 10% increase in our weighted average borrowing rate at December 31, 2000 or $1,804.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market--Sensitive Instruments and Risk Management.

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
                   Registration Statement No. 333-19875, and incorporated herein by reference

        23.1       Consent of KPMG LLP, independent certified public accountants

-------

*  Management contracts.

REPORTS ON FORM 8-K:

During the quarter ended December 31, 2000, we did not file any reports on Form 8-K.

                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                       PAGE
                                                                                       ----
Independent Auditors' Report........................................................    24

Consolidated Balance Sheets as of December 31, 2000 and 1999........................    25

Consolidated Statements of Income for the Years Ended December 31, 2000,
  1999 and 1998.....................................................................    26

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1998, 1999 and 2000..................................................    27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
  1999 and 1998.....................................................................    28

Notes to Consolidated Financial Statements..........................................    29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
International Aircraft Investors:

   We have audited the accompanying consolidated balance sheets of International Aircraft Investors and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Aircraft Investors and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                        KPMG LLP

Los Angeles, California
   January 17, 2001,
   Except for Notes 4, 7 and 9
   which are as of March 21, 2001

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                              December 31,
                                                                      -----------------------------
                                                                          2000            1999
                                                                      ------------    -------------
Cash and cash equivalents ..........................................  $ 11,164,227    $  13,045,392
Short-term investments .............................................     1,393,450               --
Flight equipment, at cost, net .....................................   295,292,436      314,083,293
Cash, restricted ...................................................    11,479,649       13,908,097
Other assets .......................................................     1,026,667        1,460,218
                                                                      ------------    -------------
                                                                      $320,356,429    $ 342,497,000
                                                                      ============    =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other accrued expenses ........................  $  2,121,279    $   1,727,635
Notes payable ......................................................   253,700,338      271,970,620
Lease and other deposits ...........................................    20,011,609       23,282,834
Deferred rent ......................................................     3,884,090        2,624,534
Deferred taxes, net ................................................     4,777,053        4,594,927
                                                                      ------------    -------------
                                                                       284,494,369      304,200,550
Commitments and contingencies (Note 7)
Shareholders' equity :
  Preferred stock, $.01 par value. Authorized 15,000,000
     shares; none issued and outstanding ...........................            --               --
  Common stock, $.01 par value. Authorized 20,000,000 shares;
     issued and outstanding 3,696,573 shares at December 31, 2000
     and 4,173,784 shares at December 31, 1999 .....................        36,966           41,738
  Additional paid-in capital .......................................    28,234,506       31,009,749
  Deferred stock compensation ......................................            --         (250,000)
  Retained earnings ................................................     7,590,588        7,494,963
                                                                      ------------    -------------
          Net shareholders' equity .................................    35,862,060       38,296,450
                                                                      ------------    -------------
                                                                      $320,356,429    $ 342,497,000
                                                                      ============    =============


           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            2000           1999           1998
                                                         -----------   ------------    -----------
Revenues:
  Rental of flight equipment ........................... $41,450,207   $ 38,088,180    $26,985,395
  Consulting and other fees ............................     200,000        200,000        605,000
  Interest income ......................................   1,550,014      1,453,726      1,727,480
                                                         -----------   ------------    -----------
          Total revenues ...............................  43,200,221     39,741,906     29,317,875
Expenses:
  Interest .............................................  18,844,906     16,143,194     11,968,886
  Depreciation and amortization ........................  18,635,756     15,410,964     10,848,344
  Repossession, maintenance and lease cancellation .....   1,267,835             --             --
  Write-down of flight equipment .......................   2,000,000             --             --
  General and administrative ...........................   1,910,373      1,881,867      1,529,200
  Stock compensation ...................................     250,000        250,000        250,000
                                                         -----------   ------------    -----------
          Total expenses ...............................  42,908,870     33,686,025     24,596,430
Income before income taxes and cumulative effect of
  accounting change and extraordinary loss .............     291,351      6,055,881      4,721,445
Income tax expense .....................................     195,726      2,262,773      1,541,906
                                                         -----------   ------------    -----------
Income before cumulative effect of accounting change
  and extraordinary loss ...............................      95,625      3,793,108      3,179,539
Cumulative effect of accounting change, net of income
     tax of $139,000 ...................................          --             --        209,000
Extraordinary loss on debt extinguishment, net of
     income tax benefit of $131,322 ....................          --       (214,263)            --
                                                         -----------   ------------    -----------
Net income ............................................. $    95,625   $  3,578,845    $ 3,388,539
                                                         ===========   ============    ===========

Basic earnings per share:
  Income before cumulative effect of accounting change
     and extraordinary loss ............................ $       .02   $        .90    $       .72
  Cumulative effect of accounting change ...............          --             --            .04
  Extraordinary loss on debt extinguishment ............          --           (.05)            --
                                                         -----------   ------------    -----------
  Net income ........................................... $       .02   $        .85    $       .76
                                                         ===========   ============    ===========
Diluted earnings per share:
  Income before cumulative effect of accounting change
     and extraordinary loss ............................ $       .02   $        .88    $       .70
  Cumulative effect of accounting change ...............          --             --            .05
  Extraordinary loss on debt extinguishment ............          --           (.05)            --
                                                         -----------   ------------    -----------
  Net income ........................................... $       .02   $        .83    $       .75
                                                         ===========   ============    ===========

Weighted average common shares outstanding .............   3,960,680      4,211,534      4,430,183
                                                         ===========   ============    ===========
Weighted average common shares--assuming dilution ......   4,070,794      4,322,711      4,545,191
                                                         ===========   ============    ===========


           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                 COMMON STOCK           ADDITIONAL      DEFERRED
                                PREFERRED   -----------------------      PAID-IN        STOCK          RETAINED
                                  STOCK       SHARES        AMOUNT       CAPITAL      COMPENSATION     EARNINGS        TOTAL
                                ---------   ----------     --------    ------------   ------------    ----------    ------------
Balance at December 31, 1997       --        4,497,584     $ 44,976    $ 33,272,435    $(750,000)     $  527,579    $ 33,094,990
  Repurchase of common stock       --         (281,300)      (2,813)     (1,980,111)          --              --      (1,982,924)
  Stock compensation .......       --               --           --              --      250,000              --         250,000
  Net income ...............       --               --           --              --           --       3,388,539       3,388,539
                                   --       ----------     --------    ------------    ---------      ----------    ------------

Balance at December 31, 1998       --        4,216,284       42,163      31,292,324     (500,000)      3,916,118      34,750,605
  Repurchase of common stock       --          (42,500)        (425)       (282,575)          --              --        (283,000)
  Stock compensation .......       --               --           --              --      250,000              --         250,000
  Net income ...............       --               --           --              --           --       3,578,845       3,578,845
                                   --       ----------     --------    ------------    ---------      ----------    ------------

Balance at December 31, 1999       --        4,173,784       41,738      31,009,749     (250,000)      7,494,963      38,296,450
  Repurchase of common stock       --         (477,211)      (4,772)     (2,775,243)          --              --      (2,780,015)
  Stock compensation .......       --               --           --              --      250,000              --         250,000
  Net income ...............       --               --           --              --           --          95,625          95,625
                                   --       ----------     --------    ------------    ---------      ----------    ------------

Balance at December 31, 2000       --        3,696,573     $ 36,966    $ 28,234,506    $      --      $7,590,588    $ 35,862,060
                                   ==       ==========     ========    ============    =========      ==========    ============


           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------------------
                                                                                      2000             1999             1998
                                                                                  ------------     ------------     ------------
Cash flow from operating activities:
Net income ...................................................................    $     95,625     $  3,578,845     $  3,388,539
                                                                                  ------------     ------------     ------------
Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Cumulative effect of accounting change .....................................              --               --          209,000
  Depreciation of flight equipment ...........................................      18,360,000       15,028,867       10,697,484
  Amortization of deferred fees and debt issuance costs ......................         388,249          624,511          257,647
  Write-down of flight equipment .............................................       2,000,000               --               --
  Deferred taxes .............................................................         182,126        2,117,051        1,654,076
  Stock compensation .........................................................         250,000          250,000          250,000

 (Increase) decrease in assets:
    Short-term investments ...................................................      (1,393,450)              --               --
    Cash, restricted .........................................................       2,428,448         (520,219)      (6,410,904)
    Other assets .............................................................          45,302         (414,346)        (683,191)

  Increase (decrease) in liabilities:
    Accrued interest and other accrued expenses ..............................         393,644          727,344         (343,386)
    Lease deposits and other deposits ........................................      (3,271,225)       4,653,310        7,184,411
    Deferred rent ............................................................        (140,444)        (406,278)        (303,188)
                                                                                  ------------     ------------     ------------
      Net cash provided by operating activities ..............................      19,338,275       25,639,085       15,900,488

Cash flows from investing activities:
  Purchase of flight equipment ...............................................        (169,143)     (92,203,387)     (75,100,000)
    Net cash used in investing activities ....................................        (169,143)     (92,203,387)     (75,100,000)
                                                                                  ------------     ------------     ------------

Cash flows from financing activities:
  Repayment of notes payable .................................................      (9,222,070)     (25,254,014)      (8,152,498)
  Repayment of notes payable to International Lease Finance Corporation ......      (8,968,712)     (20,904,747)      (2,880,390)
  Repayment of notes payable to great lakes holdings .........................         (79,500)              --          (83,000)
  Proceeds from notes payable ................................................              --       14,600,000       31,250,000
  Proceeds from notes payable to International Lease Finance Corporation .....              --       95,527,473       33,134,000
  Repurchase of common stock .................................................      (2,780,015)        (283,000)      (1,982,924)
                                                                                  ------------     ------------     ------------
    Net cash provided by (used in) financing activities ......................     (21,050,297)      63,685,712       51,285,188
    Net decrease in cash and cash equivalents ................................      (1,881,165)      (2,878,590)      (7,914,324)
Cash and cash equivalents at beginning of year ...............................      13,045,392       15,923,982       23,838,306
                                                                                  ------------     ------------     ------------
Cash and cash equivalents at end of year .....................................    $ 11,164,227     $ 13,045,392     $ 15,923,982
                                                                                  ============     ============     ============
Supplemental disclosure of cash flow information --
    Cash paid for interest ...................................................    $ 18,796,399     $ 15,298,845     $ 12,205,485
                                                                                  ============     ============     ============
    Cash paid for taxes ......................................................    $     14,400     $     12,800     $     26,830
                                                                                  ============     ============     ============


Supplemental disclosure of noncash investing and financing activities:

During the year ended December 31, 2000, the Company received a $1,400,000 hushkit for its Boeing model 727-200 as partial consideration for future rent



           See accompanying notes to consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

   Fourteen of the Company's sixteen aircraft at December 31, 2000 were acquired from International Lease Finance Corporation (ILFC), a 1.8% shareholder of the Company. In connection with certain of these aircraft acquisitions, ILFC has provided loan guarantees or other financial support which have provided more favorable borrowing arrangements than the Company could otherwise have obtained. Additionally, the Company has derived certain consulting fees from ILFC for providing remarketing and other services.

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

Accounting Change

   Effective January 1, 1998, the Company changed its method of accounting for income recognition for ancillary payments under lease agreements to a full accrual method from recognition upon lease termination. This new method, which was treated as a change in accounting method, was made to better reflect the earnings process under lease agreements. The effects of this change on income and earnings per share, before cumulative effect of accounting change, for the years ended December 31, 2000, 1999 and 1998, were increases of $708,500 ($.18 per basic and $.17 per diluted share), $2,055,000 ($.30 per basic and diluted share) and $983,000 ($.22 per basic and diluted share), respectively. The cumulative effect on retained earnings at January 1, 1998 of the accounting change was an increase of $209,000 ($.04 per basic share and $.05 per diluted share), net of related income taxes of $139,000.

Cash and Cash Equivalents and short-term investments

   Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of less than 90 days. Short-term investments consist of securities invested for periods longer than 90 days. Short-term investments are stated at cost. Certain cash and short-term investments for the repayment of a security deposit and maintenance reserves are restricted pursuant to certain loan agreements. Such security deposit and maintenance reserves mature through November 2004.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Deferred Fees

   The direct costs related to purchase and lease agreements are capitalized and amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the related lease.

   The costs related to asset value guarantees (AVGs) are capitalized and amortized to expense using the straight-line method over the term of the AVG, generally ten years. At December 31, 2000 and 1999, deferred fees related to AVGs were $207,605 and $247,890, respectively.

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

Maintenance Reserves

   Normal maintenance and repairs of flight equipment on lease are provided by and paid for by the lessee. Maintenance reserves received under certain leases amounted to $5,689,802, $13,197,538 and $5,959,306 during the years ended December 31, 2000, 1999 and 1998, respectively.

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

   The Company evaluates the carrying value of its flight equipment using undiscounted operating cash flows and when required provides for any permanent impairment of long-lived assets. During 2000, the Company determined that the value of two of its Boeing Model 737-200ADV aircraft had been impaired. The two aircraft were the last two remaining aircraft in the Company's portfolio that did not meet the stage 3 noise compliance regulations. The Company recorded a write-down of $2,000,000 related to these two aircraft based on current estimated residual values and estimated future economic values of the aircraft. In connection with the writedown, the Company reduced the estimated residual value of each of the two aircraft to approximately $1,500,000.

Interest Rate Swap Agreements

   The Company uses interest rate swap arrangements to reduce the potential impact of increases in interest rates on certain floating rate long-term debt and does not use them for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements. At December 31, 2000, we had no swap agreements.

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

Stock Compensation

   Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 (APBO No. 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied. The Company elected to continue to measure compensation cost under APBO No. 25. Had compensation cost been determined using the fair value at the grant date for awards during 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for 2000, 1999 and 1998 would have been reduced to the pro forma amount as indicated below.

                                                   2000          1999          1998
                                                 ---------    ----------    ----------
Net earnings as reported .................       $  95,625    $3,578,845    $3,388,537

Pro forma net earnings (loss) ............        (325,000)    3,251,167     3,281,442

Net earnings per share, as reported:
  Basic ..................................             .02           .85           .76
  Diluted ................................             .02           .83           .75
Pro forma net earnings (loss) per share:
  Basic ..................................            (.08)          .77           .74
  Diluted ................................       $    (.08)   $      .75    $      .72

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2000: dividend yield of 0%; expected volatility of 39%; risk-free interest rate of 6% and expected lives of five years.

   The weighted average fair value per share of options granted during the years ended December 31, 2000 is $2.26.

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

   The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:

                                                                       YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                    2000         1999         1998
                                                                  ---------    ---------    ---------
Basic earnings per share-weighted average shares outstanding ..   4,211,534    4,430,183    3,960,680
Effect of dilutive securities:
  Employee stock options ......................................     109,842      115,008      110,114
  Non-employee stock options ..................................       1,335           --           --
                                                                  ---------    ---------    ---------
Dilutive potential common shares ..............................     111,177      115,008      110,114
                                                                  ---------    ---------    ---------
Diluted earnings per share-adjusted average shares
  and assumed conversions .....................................   4,322,711    4,545,191    4,070,794
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

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Significant Customers

   The Company currently owns sixteen aircraft. Fourteen aircraft are leased to thirteen airlines worldwide and two are being marketed for lease. The loss of any one aircraft or the financial difficulty of or lease default by any one lessee could have a material adverse effect on its business, financial condition and results of operations.

   We have an MD-82 on lease to TWA with a lease expiring November 2004. On January 10, 2001, TWA filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On March 12, 2001, the United States Bankruptcy Court approved a plan by American Airlines to acquire the assets of TWA. We have subsequently been paid past due rent from TWA, and we are currently negotiating a lease of the aircraft to American Airlines.

   The following customers individually accounted for 10% or more of revenues:

                                       NUMBER OF
                                      SIGNIFICANT   PERCENTAGE OF REVENUES BY
                                       CUSTOMERS     SIGNIFICANT CUSTOMERS
                                      -----------   -------------------------
 Year ended December 31:
   2000...........................         1         11%
   1999...........................         1         11%
   1998...........................         4         10%, 11%, 12% and 15%

Segment Information

   In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. The Company's operations are in one business segment, aircraft leasing. These operations include the acquisition of used single- aisle jet aircraft and engines for lease and sale to domestic and foreign airlines and other customers. Revenues include rentals of flight equipment to foreign airlines of $33,268,254, $30,306,055 and $19,824,984 in 2000, 1999 and 1998, respectively.

   The following table sets forth the dollar amount and percentage of rentals of flight equipment attributable to the indicated geographic areas for the years indicated:

                                  2000                        1999                       1998
                               -----------                 -----------                -----------
United States and Canada ....  $17,264,415       41.7%     $14,075,897       37.0%     $11,624,832       43.1%
Europe ......................   18,049,392       43.5%      14,322,696       37.6%       7,797,163       28.9%
Central America and Mexico ..    1,860,000        4.5%       3,636,187        9.5%       2,112,000        7.8%
Asia and the Pacific ........    4,276,400       10.3%       6,053,400       15.9%       5,451,400       20.2%
                               -----------       ----      -----------       ----      -----------       ----
                               $41,450,207        100%     $38,088,180        100%     $26,985,395        100%
                               ===========       ====      ===========       ====      ===========       ====

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2) FLIGHT EQUIPMENT

The Company's investment in flight equipment (primarily purchased from ILFC) as of December 31, 2000 and 1999 is as follows:

                                                 DECEMBER 31,
                                        ------------------------------
                                            2000              1999
                                        ------------      ------------
      Flight equipment, at cost ...     $366,780,787      $365,211,644
      Accumulated depreciation ....      (71,488,351)      (51,128,351)
                                        ------------      ------------
      Flight equipment, net .......     $295,292,436      $314,083,293
                                        ============      ============

(3) INCOME TAXES

   Provision for taxes on income consisted of the following:

                                    TOTAL         CURRENT        DEFERRED
                                  ----------     ----------     ----------
      Year ended December 31:
        2000:
           Federal ..........     $   12,347     $       --     $   12,347
           State ............        183,379         14,400        168,979
                                  ----------     ----------     ----------
                                  $  195,726     $   14,400     $  181,326
                                  ==========     ==========     ==========
        1999:
           Federal ..........     $1,941,500     $       --     $1,941,500
           State ............        189,951         12,800        177,151
                                  ----------     ----------     ----------
                                  $2,131,451     $   12,800     $2,118,651
                                  ==========     ==========     ==========
        1998:
           Federal ..........     $1,184,560     $   16,430     $1,168,130
           State ............        357,346         10,400        346,946
                                  ----------     ----------     ----------
                                  $1,541,906     $   26,830     $1,515,076
                                  ==========     ==========     ==========

   As of December 31, 2000, the Company had net operating loss carryforwards ("NOL") for Federal and state income tax purposes as follows:

      EXPIRES                        FEDERAL NOL     STATE NOL
      -------                        -----------     ----------
      2001 ....................               --     $  387,328
      2002 ....................               --        166,750
      2003 ....................               --        445,126
      2004 ....................               --        798,376
      2005 ....................      $ 4,251,245        965,067
      2006-2010 ...............        7,924,754             --
      2011-2015 ...............        3,703,960             --
      2016-2020 ...............       15,699,212             --
                                     -----------     ----------
                                     $31,579,171     $2,762,647
                                     ===========     ==========

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   The Company has fully reserved its deferred tax assets associated with its state net operating loss carryforwards. The Company's ability to utilize its federal net operating loss carryforwards is dependent on its ability to generate taxable income through the sale of aircraft in its flight equipment portfolio. A limitation on the usage of the federal net operating losses requires the Company to generate taxable gains on the sale of certain aircraft in the Company's portfolio by November 4, 2002. The Company's accounting for its deferred taxes assumes the Company will generate sufficient taxable gains by November 4, 2002.

   Temporary differences which give rise to net deferred tax liabilities result primarily from timing differences for depreciation and net operating losses. The net deferred tax liabilities are comprised of the following:

                                                                DECEMBER 31,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
    Net operating loss carryforward ................... $ 10,898,102    $  8,076,666
    Deferred and advanced rent ........................    1,376,146       1,203,507
    Flight equipment, principally due to differences
      in depreciation .................................  (17,277,164)    (14,006,504)
    Other .............................................      388,989         339,108
                                                        ------------    ------------
                                                          (4,613,927)     (4,387,223)
    Valuation allowance ...............................     (163,126)       (207,704)
                                                        ------------    ------------
                                                        $ (4,777,053)   $ (4,594,927)
                                                        ============    ============

   Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets net of the valuation allowance.

   A reconciliation of total income tax expense with the expected amount computed by applying the Federal and state statutory tax rates to income before income taxes, extraordinary loss and cumulative effect of accounting change follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                               2000             1999             1998
                                                            -----------      -----------      -----------
   Computed "expected" Federal tax expense ...............  $    99,059      $ 1,931,544      $ 1,605,291
   State taxes, net of Federal income tax benefit ........        5,335          198,835           86,391
   Expiration of state net operating loss carryforwards ..      114,616           31,587            7,407
   Change in valuation allowance .........................      (44,578)          (2,536)         (47,726)
   Other .................................................       21,294          (27,979)        (109,457)
                                                            -----------      -----------      -----------
                                                            $   195,726      $ 2,131,451      $ 1,541,906
                                                            ===========      ===========      ===========

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4) LONG-TERM DEBT AND LIQUIDITY

      Long-term debt as of December 31, 2000 and 1999 is summarized as follows:

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           2000           1999
                                                                                       ------------   ------------
Note payable to bank bearing interest at 7% on $4,500,000 and LIBOR plus 1.125%
  (6.7% at December 31, 2000) on $65,782, secured by flight equipment, 33 1/3%
  guaranteed by ILFC, payable in monthly installments of $130,000 including interest, balloon payment of
  $3,901,338, due August 2001.......................................................   $  4,565,782   $  5,695,976

Note payable to bank bearing interest at 7.125% on $3,000,000 and LIBOR plus 1.125% (6.71% at December 31, 2000) on $295,816,  secured by flight equipment, 33 1/3% guaranteed by ILFC, payable in monthly installments of $30,000 including interest, balloon payment of $3,235,886, due
  June 2001.........................................................................      3,295,816      3,411,061

Notes payable to bank bearing interest at 7.1% secured by flight equipment, payable in monthly installments of $40,000 including interest, balloon
  payment of $1,740,120, due May 2003...............................................      2,504,520      2,795,392

Notes payable to bank bearing interest at 7%, secured by flight equipment,
  50% guaranteed by ILFC, payable in quarterly installments of $276,000
  including interest, balloon payment of $1,557,246, due April 2001.................      1,801,716      2,738,256

Note payable to bank, bearing interest at LIBOR plus 1.2 (6.82% at
  December 31, 2000), secured by flight equipment, 100% guaranteed by ILFC, payable in quarterly installments of $445,000 including interest, balloon
  payment of $7,560,618, due January 2003...........................................      9,934,517     10,908,835

Note payable to bank, bearing interest at 7.75% to May 18, 2001, then 8.375%, secured by flight equipment, guaranteed up to $2,600,000 by ILFC, payable in monthly installments of $160,000  including interest,
  balloon payment of  $4,904,929, due November 2004.................................      9,861,596     10,970,234

Note payable to bank bearing interest at 7.6%, secured by flight equipment, guaranteed up to $5,000,000 by ILFC, payable in quarterly installments of
  $598,000 including interest, balloon payment of $19,806,718, due May 2001.........     20,024,257     20,854,601

Note payable to bank bearing interest at 7.3%, secured by flight equipment, guaranteed up to $6,000,000 by ILFC, payable in monthly installments of
  $263,000 through April 2001, $266,000 through April 2002, and $270,000
  thereafter, balloon payment of $22,536,481, due May 2003..........................     25,875,953     27,078,538

Note payable to bank bearing interest at 6.7%, secured by flight equipment, payable in monthly installments of $180,000 including interest, balloon
  payment of $10,026,502, due April 2002............................................     11,681,662     12,992,149

Note payable to bank bearing interest at 7.1%, secured by flight equipment, payable in monthly installments of $152,000 including interest, balloon
  payment of $14,470,694, due November 2001.........................................     15,113,412     15,836,259

Note payable to bank bearing interest at LIBOR plus 1.5%% (6.625% at
  December 31, 2000), secured by flight equipment, guaranteed up to
  $3,000,000 by ILFC, payable in monthly installments of $50,000 plus interest,
  balloon  payment of $13,800,000, due May 2001.....................................     14,000,000     14,600,000

Note payable to ILFC bearing interest at 7.25%, secured by flight equipment, payable in quarterly installments of $12,000 through October 2001 and $13,000 through October 2002 plus interest, balloon payment
  of $3,320,000, due January 2003...................................................      3,420,000      3,464,000

Note payable to ILFC bearing interest at 6.0%, secured by flight equipment,
  payable in quarterly installments of $50,000 plus interest, due February 2002.....        201,757        401,757

Note payable to ILFC bearing interest at 8%, secured by flight equipment, payable in monthly installments of $35,000 including interest, balloon
  payment of $3,188,123, due November 2004..........................................      3,726,432      3,845,733

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           2000           1999
                                                                                       ------------   ------------
Note payable to ILFC bearing interest at 7.25% payable in monthly installments of $180,000, including interest, secured by flight equipment,
  balloon payment of  $14,305,887, due April 2001...................................     14,583,130     15,617,687

Note payable to ILFC bearing interest at an effective rate of 6.9%, secured by flight equipment,  payable in monthly installments of $20,000, including
  interest, balloon payment of $1,394,891, due September 2002.......................      1,612,340      1,732,557

Note payable to ILFC bearing interest at an effective rate of 6.93%, secured by flight equipment,  payable in monthly installments of  $32,000,
  including interest, balloon payment of $2,361,994, due May 2003...................      2,822,166      3,003,157

Note payable to ILFC bearing interest at 7.25%, secured by flight equipment, payable in quarterly installments of $126,500, including interest, balloon
  payment of $3,725,840, due May 2001...............................................      3,782,261      3,999,383

Note payable to ILFC bearing interest at 6.5%, secured by flight equipment, payable in monthly installments of $30,000, including interest, balloon
 payment of $1,750,025, due May 2002................................................      2,061,881      2,277,813

Note payable to ILFC bearing interest at 7%, secured by flight equipment, payable in monthly installments of $181,200, including interest, balloon
  payment of $15,422,034, due April 2001............................................     15,692,483     16,710,403

Note payable to ILFC bearing interest at 6%, secured by flight equipment, payable in monthly installments of $30,000, including interest, balloon
  payment of $122,362, due February 2007............................................      1,911,136      2,146,696

Note payable to ILFC bearing interest at 6.15%, secured by flight equipment, payable in monthly installments of $92,000, including interest, balloon
  payment of $7,253,151, due December 2003..........................................      8,986,789      9,510,954

Note payable to ILFC bearing interest at 7.96%, secured by flight equipment, payable in monthly installments of $220,000, including interest, balloon
  payment of  $13,121,330, due April 2001...........................................     13,514,983     14,995,794

Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, payable in monthly installments of $47,489, including interest, balloon payment
  of  $3,416,505, due July 2004.....................................................      4,522,948      4,795,926

Note payable to ILFC bearing interest at 6.5%, secured by flight equipment, payable in monthly installments of $325,450, including interest, balloon
  payment of $27,100,791, due April 2001............................................     27,562,176     29,463,901

Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, payable in monthly installments of $40,308, including interest, balloon
  payment of $2,663,073, due August 2004............................................      3,670,316      3,924,558
Note payable to ILFC bearing interest at 6.5%, secured by flight equipment, payable in monthly installments of $224,228, including interest, balloon
  payment of $21,783,368, due May 2001..............................................     22,198,197     23,182,000

Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, payable in monthly installments of $29,000, including interest, balloon payment
  of  $2,088,634, due December 2004.................................................      2,834,612      3,000,000

Note payable to Great Lakes Holdings (affiliated company) bearing interest
  at 6.5%, secured by flight equipment, due March 31, 2001..........................        592,500        672,000

Notes payable to Great Lakes Holdings (affiliated company) bearing interest
  at 6.5%, secured by flight equipment, due March 31, 2001..........................      1,345,000      1,345,000
                                                                                       ------------   ------------
          Total.....................................................................   $253,700,338   $271,970,620
                                                                                       ============   ============

   Notes payable due within one year totaled $158,071,713 at December 31, 2000, of which $154,177,282 represents balloon payments and $3,894,431 represents installment payments due within one year. The Company intends to refinance all of the balloon payments due in 2001. The Company has extended or re-leased three aircraft with $38,889,802 of associated balloon payments due in 2001, and balloon payments of $80,549,579 relate to leases with terminations from 2002 to 2004.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2000, 1999 and 1998, the Company refinanced $101,304,379, $45,979,203 and
$29,725,000 of balloon payments, respectively.

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

   Scheduled future repayments of notes payable subsequent to December 31, 2000 are as follows:

          YEAR ENDING DECEMBER 31:
               2001........................    $165,764,097
               2002........................      19,728,667
               2003........................      48,939,716
               2004........................      18,457,270
               2005........................         319,513
               Thereafter..................         491,075
                                               ------------
                                               $253,700,338
                                               ============

   Certain notes payable contain various financial covenants including maintaining specified minimum tangible net worth and delivery of audited financial statements. The Company was in compliance with these covenants at December 31, 2000.

   The Company entered into a $5,000,000 line of credit with a bank in February 2000. The line of credit bears interest at LIBOR plus 2.5% and expires June 30, 2001. No borrowings have been made against the line of credit.

   From time to time, the Company enters into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangement, the Company pays interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the loans. The Company had no swap agreements at December 31, 2000.

(5) RELATED PARTY TRANSACTIONS

   During 1999 and 1998, the Company purchased aircraft from ILFC aggregating $91,700,000 and $75,100,000, respectively. At December 31, 2000 and 1999, 94% of the Company's gross fleet cost was comprised of aircraft acquired from ILFC. The Company financed these acquisitions through bank loans, partially guaranteed by ILFC, as well as loans from ILFC. ILFC provides these guarantees to lenders through an AVG. ILFC's financial support has allowed the Company to finance aircraft purchases at more favorable leverage than the Company could otherwise obtain. The Company's typical operating lease transaction with an AVG requires a cash investment by the Company of approximately 5% to 15% of the aircraft purchase price while the industry standard ranges from 20% to 30%. At December 31, 2000 and 1999, $30,055,909 or 12% and $31,913,643 or 12%, of long-term debt was covered by AVGs and $133,103,607, or 52%, and $142,072,319, or 52%, was due
to ILFC, respectively.

   The Company had one aircraft leased to ILFC which is subleased to an airline at December 31, 2000 and 1999. The Company recognized rental income of $940,000, $942,500 and $960,000 from this lease in each of the years ended 2000, 1999 and 1998, respectively. The lease expires in August 2001.

   During 2000 and 1999 the Company leased aircraft to third parties for which ILFC guaranteed certain rental revenue. In connection with one of the leases, ILFC also guaranteed repayment of the related lease deposit to the lessee of $1,632,000 included in the accompanying consolidated balance sheet. The lease terminated in 1999.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   The Company has an agreement with ILFC related to the December 1995 purchase of an aircraft which provides for recovery of an operating loss, as defined, in the acquired lease. Accordingly, the Company reduced the purchase price of the related aircraft and recognized a receivable for the present value of the estimated recovery aggregating $579,000. The balance was paid at December 31, 1999. The loss stems from a stated lease rate which was less than the market lease rate at the date of acquisition. Accordingly, the Company allocated additional cost to the purchase price and recognized deferred rent aggregating $1,747,000 for the present value of the difference between the market and stated rent. Deferred rent will be amortized on the straight-line method over the remaining lease term. At December 31, 2000 and 1999, deferred rent from the lease was $497,000 and $747,000, respectively.

(6) RENTAL INCOME

   Minimum future rental income on noncancelable operating leases of flight equipment at December 31, 2000 is as follows:

            YEAR ENDING DECEMBER 31:
            2001..........................................      $34,734,204
            2002..........................................       26,613,702
            2003..........................................        8,730,584
            2004..........................................        3,221,000
            2005..........................................               --
            Thereafter....................................               --
                                                                -----------
                                                                $73,299,490
                                                                ===========

   The Company's aircraft are leased under short-term to medium-term leases with remaining terms expiring within one to four years.

(7) COMMITMENTS AND CONTINGENCIES

Operating Leases

   The Company leases offices from a third party under a noncancelable operating lease. Future minimum lease payments are:

            YEAR ENDING DECEMBER 31:
            2001..........................................     $ 59,966
            2002..........................................       62,688
            2003..........................................       64,928
            2004..........................................       27,220
            2005..........................................           --
            Thereafter....................................           --
                                                               --------
                                                               $214,802
                                                               ========

   Total rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $44,313, $40,559 and $33,107, respectively.

Commercial Paper

   At December 31, 2000, the Company held $400,000 of Pacific Gas and Electric commercial paper. As a result of the energy crisis in California, Pacific Gas and Electric stopped making payments to its commercial paper holders. In March 2001, the Company received full payment and back interest on its holdings of Pacific Gas and Electric commercial paper.

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

   The FAA and civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. Older non-complying aircraft can be brought into compliance by modifying the engines. One of the Company's aircraft had noise compliance work performed at a cost of approximately $2.4 million during 1994 (paid by the Company). At December 31, 2000, two of the Company's aircraft were on lease to an airline which operate in jurisdictions which do not require these modifications. These two aircraft may require this work to be performed after their leases expire in June and August 2001, unless the aircraft are re-leased and operated in an area that does not require the modification.

(8) SHAREHOLDERS' EQUITY

   The Company's Board of Directors has authorized the repurchase of up to 1,027,379 shares of the Company's common stock. During 2000, 1999 and 1998, the Company repurchased 477,211, 42,500 and 281,300 shares, respectively of its common stock. At December 31, 2000, the Company had remaining authorization to repurchase 226,368 shares of the Company's common stock.

   In accordance with the underwriting agreement related to the Company's November 1997 initial public offering, the Company granted the underwriters warrants to purchase 260,000 shares of common stock at $12 per share exercisable through November 10, 2001.

   During March 1997, the Company extended the expiration date on 496,664 employee stock options to March 31, 2007, which vested 25% in 1997 and 25% in each of the following three years. Accordingly, the Company recognized aggregate compensation expense of approximately $1 million for the difference between the value of the options on the extension date and the exercise price. The Company recognized $250,000 in stock compensation during the years ended December 31, 2000, 1999 and 1998 related to the amortization of such cost. If the related employee is terminated, the respective stock options will vest in full. At December 31, 2000, 485,554 options with an exercise price of $4.50 per share were outstanding and exercisable.

   During 1997, the Company adopted the 1997 Employee Stock Option and Award Plan (the Employee Plan). The Employee Plan was amended in 1999. A maximum of 325,000 shares of common stock (subject to certain anti-dilutive adjustments) may be issued pursuant to grants and awards under the Employee Plan. The maximum number of shares that may be subject to qualifying share-based awards, either individually or in aggregate, that can be granted under the Employee Plan to any one participant during any calendar year will not exceed 150,000 (subject to certain anti-dilutive adjustments). During 2000, 1999 and 1998, options to purchase 121,000 and 55,000 and 5,000 shares, respectively of the Company's common stock at $5.50, between $6.38 and $7.25 and $5.88 per share, respectively have been granted under the Employee Plan. At December 31, 2000, 65,348 of the options are vested and the remainder vest through 2003. The options expire from 2003 to 2005.

   During 1997, the Company adopted the 1997 Eligible Directors Stock Option Plan (the Directors Plan). The Directors Plan was amended in 1999. The Directors Plan provides that annually an Eligible Director will receive an option to purchase 10,000 shares of common stock at an exercise price equal to the market price of common stock on the date of grant. Under the Directors Plan 125,000 shares of common stock are authorized for issuance. During 2000, 1999 and 1998, options to purchase 50,000, 50,000 and 25,000 shares, respectively of the Company's common stock at $5.875, $6.38 and $10.25 per share, respectively had been granted under the Directors Plan. At December 31, 2000, 58,220 of the options are vested and the remainder vest through 2003. The options expire from 2003 to 2005.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Changes in outstanding options under the Company's stock option plans during the three years ended December 31, 2000 and options exercisable at December 31 2000 are as follows:


                                                                    WEIGHTED
                                                       NUMBER        AVERAGE
                                                     OF SHARES    EXERCISE PRICE
                                                     ---------    --------------
      Outstanding at December 31, 1997 ...........     485,554       $4.50
         Granted at $5.875 to $10.25 .............      30,000       $9.52
                                                       -------
      Outstanding at December 31, 1998 ...........     515,554       $4.79
         Granted at $6.375 to $7.25 ..............     105,000       $6.75
                                                       -------
      Outstanding at December 31, 1999 ...........     620,554       $5.12
         Granted at $5.50 to $5.875 ..............     171,000       $5.61
                                                       -------
      Outstanding at December 31, 2000 at $4.50 to
         $10.25 (weighted average remaining
         contractual life of 5.4 years) ..........     791,554       $5.23
                                                       =======

   The number of options exercisable at December 31, 2000, 1999 and 1998 was 609,122, 438,796 and 297,531, respectively at weighted average exercise prices of $5.06, $5.63 and $8.57, respectively.

   The weighted average grant date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $2.46, $3.12 and 3.57,
respectively. The exercise price of all options granted in 2000, 1999 and 1998 was equal to market price at the date of grant.

   At December 31, 2000, options outstanding are as follows:

                                                                     WEIGHTED
                                                   WEIGHTED          AVERAGE
                                                    AVERAGE          REMAINING
     OPTIONS OUTSTANDING:            NUMBER     EXERCISE PRICE   CONTRACTUAL LIFE
                                     ------     --------------   ----------------
     At $4.50 to $6.38............   721,554         $4.93           5.6 years
     At $7.25 to 10.25............    70,000         $8.32           2.9 years
                                     -------
     Total                           791,554         $5.23           5.4 years
                                     =======

   At December 31, 2000, options outstanding are as follows:

                                                       WEIGHTED
                                                       AVERAGE
     OPTIONS EXERCISABLE:              NUMBER       EXERCISE PRICE
                                       ------       --------------
     At $4.50 to $6.38                 542,362          $4.67
     At $7.25 to $10.25                 66,760          $8.23
                                       -------
     Total                             609,122          $5.06
                                       =======

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9) SUBSEQUENT EVENTS

   In March 2001, the Company leased one of its Boeing Model 737-400 aircraft to National Jet Italia, a British Airways franchisee operating out of Italy to April 2004 with an option to extend the lease for two years. The aircraft is expected to be delivered in April 2001 at the termination of the Company's lease with GB Airways.

   On March 12, 2001, the United States Bankruptcy Court approved a plan by American Airlines to acquire the assets of TWA. We have an MD-82 on lease to TWA with a lease expiring November 2004. We have subsequently been paid past due rent from TWA, and we are currently negotiating a lease of the aircraft to American Airlines.

   In March 2001, the Company extended a $1,801,716 note payable to a bank to February 2002 at LIBOR plus 1.5%.

   In March 2001, the Company received full payment and back interest on $400,000 of Pacific Gas and Electric commercial paper it held at December 31, 2000.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                             ------------------------------------------------------------
2000:                                         MARCH 31         JUNE 30       SEPTEMBER 30    DECEMBER 31
                                             -----------     -----------     ------------    ------------
Revenues ...............................     $11,053,484     $10,784,541     $11,035,682     $ 10,326,514
Expenses ...............................      10,305,036      10,576,954      10,198,874       11,828,006
                                             -----------     -----------     -----------     ------------
Income (loss) before income taxes ......         748,448         207,587         836,808       (1,501,492)
Income tax expense (benefit) ...........         280,668          77,845         313,803         (476,590)
                                             -----------     -----------     -----------     ------------
Net income (loss) ......................     $   467,780     $   129,742     $   523,005     $ (1,024,902)
                                             ===========     ===========     ===========     ============

Basic earnings (loss) per share* .......     $       .11     $       .03     $       .13     $       (.27)
                                             ===========     ===========     ===========     ============
Diluted earnings (loss) per share* .....     $       .11     $       .03     $       .13     $       (.27)
                                             ===========     ===========     ===========     ============
Weighted average number of common shares
outstanding ............................       4,164,792       3,987,757       3,876,231        3,816,428
Weighted average number of common shares
outstanding-assuming dilution ..........       4,293,965       4,066,541       3,960,267        3,816,428

                                                                      THREE MONTHS ENDED
                                                  -----------------------------------------------------------
1999:                                              MARCH 31        JUNE 30        SEPTEMBER 30    DECEMBER 31
                                                  ----------     -----------      ------------    -----------
Revenues .....................................    $9,244,625     $ 8,941,682      $10,597,947     $10,957,652
Expenses .....................................     7,712,009       7,475,848        8,921,774       9,576,394
                                                  ----------     -----------      -----------     -----------
Income before income taxes and
  extraordinary loss .........................     1,532,616       1,465,834        1,676,173       1,381,258
Income tax expense ...........................       582,389         557,015          636,946         486,423
                                                  ----------     -----------      -----------     -----------
Income before extraordinary loss .............       950,227         908,819        1,039,227         894,835
Extraordinary loss on debt extinguishment ....            --        (214,263)              --              --
                                                  ----------     -----------      -----------     -----------
Net income ...................................    $  950,227     $   694,556      $ 1,039,227     $   894,835
                                                  ==========     ===========      ===========     ===========
Basic earnings per share:*
  Income before extraordinary loss ...........    $      .23     $       .21      $       .25             .21
  Extraordinary loss on debt extinguishment ..            --            (.05)              --              --
                                                  ----------     -----------      -----------     -----------
  Net income .................................    $      .23     $       .16      $       .25     $       .21
                                                  ==========     ===========      ===========     ===========
Diluted earnings per share*
  Income before extraordinary loss ...........    $      .22     $       .21      $       .24     $       .21
  Extraordinary loss on debt extinguishment ..            --            (.05)              --              --
                                                  ----------     -----------      -----------     -----------
  Net income .................................    $      .22     $       .16      $       .24     $       .21
                                                  ==========     ===========      ===========     ===========
Weighted average number of common shares
  outstanding ................................     4,212,462       4,212,284        4,211,040       4,196,959
Weighted average number of common shares
  outstanding-assuming dilution ..............     4,326,277       4,329,024        4,340,606       4,318,915

*Per share data may not always add up to the total for the year since each figure is independently calculated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNATIONAL AIRCRAFT INVESTORS

Date: March 29, 2001                    By: /s/ MICHAEL P. GRELLA
                                        Michael P. Grella
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                              TITLE                           DATE

     /s/ WILLIAM E. LINDSEY               Chairman of the Board,              March 29, 2001
--------------------------------        Chief Executive Officer and
         William E. Lindsey                 Director (Principal
                                            Executive Officer)

      /s/ MICHAEL P. GRELLA                     President,                    March 29, 2001
--------------------------------        Chief Operating Officer and
        Michael P. Grella              Director (Principal Operating
                                                 Officer)

       /s/ RICK O. HAMMOND                Vice President--Finance,            March 29, 2001
--------------------------------         Chief Financial Officer
         Rick O. Hammond               (Principal Financial Officer)

    /s/ ALAN G. STANFORD, JR.            Vice President--Controller           March 29, 2001
--------------------------------           (Principal Accounting
      Alan G. Stanford, Jr.                      Officer)

      /s/ MAGNUS GUNNARSSON                      Director                     March 29, 2001
--------------------------------
        Magnus Gunnarsson

      /s/ RALPH O. HELLMOLD                      Director                     March 29, 2001
--------------------------------
        Ralph O. Hellmold

       /s/ AARON MENDELSOHN                      Director                     March 29, 2001
--------------------------------
        Aaron Mendelsohn

       /s/ CHRISTER SALEN                        Director                     March 29, 2001
--------------------------------
         Christer Salen

       /s/ KENNETH TAYLOR                        Director                     March 29, 2001
--------------------------------
         Kenneth Taylor

      /s/ STUART M. WARREN                       Director                     March 29, 2001
--------------------------------
        Stuart M. Warren