Form 10-Q
period 2001-03-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 2001-05-14
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at May 1, 2001
               -----                              --------------------------
   COMMON STOCK, $.01 PAR VALUE                            3,681,773

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE NO.
                                                                           --------
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         As of March 31, 2001 and December 31, 2000.......................     3

         Condensed Consolidated Statements of Income
         Three months ended March 31, 2001 and 2000.......................     4

         Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 2001 and 2000.......................     5

         Notes to Condensed Consolidated Financial Statements.............     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations........................................     8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................    12

         Signatures.......................................................    13

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2001              2000
                                                                                   ------------      ------------
                                                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents ...................................................      $ 12,080,642      $ 11,164,227
Short-term investments ......................................................                --         1,393,450
Net investment in direct financing lease ....................................        16,478,200                --
Flight equipment, at cost less accumulated depreciation of $70,897,351 at
   March 31, 2001 and $71,488,351 at December 31, 2000 ......................       274,133,436       295,292,436
Cash, restricted ............................................................        11,261,106        11,479,649
Other assets ................................................................         1,068,413         1,026,667
                                                                                   ------------      ------------
                                                                                   $315,021,797      $320,356,429
                                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other accrued expenses .................................      $  1,705,537      $  2,121,279
Notes payable ...............................................................       248,809,293       253,700,338
Lease and other deposits on flight equipment ................................        20,352,346        20,011,609
Deferred rent ...............................................................         3,425,663         3,884,090
Deferred taxes, net .........................................................         4,837,651         4,777,053
                                                                                   ------------      ------------
                                                                                    279,130,490       284,494,369
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized 15,000,000 shares;
   none issued and outstanding ..............................................                --                --
Common stock, $.01 par value. Authorized 20,000,000 shares;
   issued and outstanding 3,681,773 shares at March 31, 2001 and
   3,696,573 shares at December 31, 2000 ....................................            36,818            36,966
Additional paid-in capital ..................................................        28,152,603        28,234,506
Retained earnings ...........................................................         7,701,886         7,590,588
                                                                                   ------------      ------------
          Net shareholders' equity ..........................................        35,891,307        35,862,060
                                                                                   ------------      ------------
                                                                                   $315,021,797      $320,356,429
                                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2001             2000
                                                    -----------      -----------
                                                             (UNAUDITED)
REVENUES:
  Rental of flight equipment .................      $ 9,473,068      $10,600,898
  Consulting and other fees ..................            6,249               --
  Interest income ............................          424,823          452,586
                                                    -----------      -----------
        Total revenues .......................        9,904,140       11,053,484

EXPENSES:
  Interest ...................................        4,419,810        4,833,430
  Depreciation and amortization ..............        4,595,630        4,659,180
  Repossession and maintenance ...............          138,848          206,419
  General and administrative .................          564,356          543,507
  Stock compensation .........................               --           62,500
                                                    -----------      -----------
        Total expenses .......................        9,718,644       10,305,036
                                                    -----------      -----------
  Income before income taxes .................          185,496          748,448
  Income tax expense .........................           74,198          280,668
                                                    -----------      -----------
        Net income ...........................      $   111,298      $   467,780
                                                    ===========      ===========

Basic earnings per share .....................      $       .03      $       .11
                                                    ===========      ===========

Diluted earnings per share ...................      $       .03      $       .11
                                                    ===========      ===========
Weighted average common shares outstanding:
        Basic ................................        3,682,433        4,164,792
                                                    ===========      ===========
        Assuming dilution ....................        3,695,567        4,293,965
                                                    ===========      ===========

     See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                     2001               2000
                                                                                 ------------       ------------
                                                                                           (UNAUDITED)
Cash flows from operating activities:
Net income ................................................................      $    111,298       $    467,780
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation of flight equipment .......................................         4,540,800          4,590,000
   Amortization of deferred transaction fees ..............................            65,903             99,610
   Deferred taxes, net ....................................................            60,598            267,068
   Stock compensation .....................................................                --             62,500
   (Increase) decrease in assets:
   Short-term investments .................................................         1,393,450                 --
   Cash, restricted .......................................................           218,543          1,291,721
   Other assets ...........................................................          (107,649)           (57,529)
   Increase (decrease) in liabilities:
   Accrued interest and other accrued liabilities .........................          (415,742)           166,013
   Lease and other deposits on flight equipment ...........................           340,737         (1,267,416)
   Deferred rent ..........................................................          (458,427)           155,347
                                                                                 ------------       ------------
   Net cash provided by operating activities ..............................         5,749,511          5,775,094
Cash flows from investing activities:
   Collections from direct financing lease ................................           140,000                 --
Cash flows from financing activities:
   Repayment of notes payable .............................................        (2,380,820)        (2,259,190)
   Repayment of notes payable to International Lease Finance Corp. ........        (2,180,225)        (2,078,856)
   Repayment of notes payable to Great Lakes Holdings .....................          (330,000)                --
   Repurchase of common stock .............................................           (82,051)          (332,473)
                                                                                 ------------       ------------
   Net cash used in financing activities ..................................        (4,973,096)        (4,670,519)
                                                                                 ------------       ------------
   Net increase (decrease) in cash and cash equivalents ...................           916,415          1,104,575
Cash and cash equivalents at beginning of period ..........................        11,164,227         13,045,392
                                                                                 ------------       ------------
Cash and cash equivalents at end of period ................................      $ 12,080,642       $ 14,149,967
                                                                                 ============       ============
Supplemental disclosure of cash flow information
   Cash paid for interest .................................................      $  4,457,039       $  4,866,540
   Cash paid for income taxes .............................................      $     13,600       $     13,600


Supplemental disclosure of noncash investing and financing activities:
During the three months ended March 31, 2001, the Company entered into a $16,618,200 investment in a direct financing lease on an aircraft which had formerly been under operating lease.

     See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

The Company is primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. While the Company enters into both operating and direct financing leases, the Company is primarily engaged in leasing aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs and the Company retains the potential benefit and risk of the residual value of the aircraft, as distinct from direct financing leases where the cost of the aircraft is generally recovered over the term of the lease. Related flight equipment is generally financed by borrowings that become due at or near the end of the lease term through a balloon payment. As a result, the Company's operating results depend on management's ability to roll over debt facilities, renegotiate favorable leases and realize estimated residual values.

3.    REPOSSESSION OF AIRCRAFT

In the first quarter of 2001, the Company recorded $138,848 repossession and maintenance expense related to two aircraft repossessed in 2000. The Company has entered into a letter of intent to lease the repossessed Airbus A320-200 to a Canadian charter airline operating out of Ontario to November 2003. Related to the aircraft, the Company has a note payable due to a bank of $14,924,562 bearing interest at 7.1% due November 2001 and a note payable to International Lease Finance Corporation ("ILFC") of $8,848,300 bearing interest of 6.15% due December 2003.

The Company also signed a letter of intent to lease the repossessed Boeing Model 737-300 for three years to an Italian airline operating out of Sicily. The Company has two notes payable to ILFC related to the aircraft of $13,121,330 bearing interest at 7.96% due October 2001 and $151,757 bearing interest at 6% due February 2002.

Both aircraft are due to deliver June 2001.

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    EARNINGS PER SHARE

The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                            2001          2000
                                                         ---------     ---------
Basic earnings per share-weighted average
    shares outstanding ...............................   3,682,433     4,164,792
Effect of dilutive securities:
  Employee stock options .............................      13,134       129,173
                                                         ---------     ---------
Diluted earnings per share-adjusted
    weighted average shares and assumed conversions ..   3,695,567     4,293,965
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

5.    NET INVESTMENT IN DIRECT FINANCING LEASE

In March 2001, American Airlines agreed to lease the Company's MD-82 formerly on lease to TWA. As the lease was extended to December 2014, the lease was reclassified from an operating lease to a direct financing lease. Under a direct financing lease, the Company recognizes interest income rather than rental revenue and depreciation expense.

The following table lists the components of net investment in direct financing lease:


                                                                  MARCH 31, 2001
                                                                  --------------
Total minimum lease payments .................................     $ 23,100,000
Estimated residual value of leased flight equipment ..........        3,050,000
Unearned income ..............................................       (9,671,800)
                                                                   ------------
Net investment in direct financing lease .....................     $ 16,478,200
                                                                   ============

6.    NOTES PAYABLE

The Company extended notes due March 2001 with balances totaling $1,607,500 to June 2001, a note due April 2001 with a balance of $1,557,246 to February 2002, notes due April 2001 with balances totaling $69,950,040 to October 2001, and a note due May 2001 with a balance of $21,884,993 to November 2001.

At March 31, 2001, the Company's weighted average composite interest rate was 7.1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

OVERVIEW

We are primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. While we enter into both operating and direct financing leases, we are primarily engaged in leasing aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs, including major overhauls and we retain the potential benefit or risk of the residual value of the aircraft, as distinct from direct financing leases where the full cost of the aircraft is generally recovered over the term of the lease.

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

Net investment in direct financing leases is recorded on the balance sheet as the sum of future minimum lease payments, initial direct costs and estimated residual value less unearned income. Under direct financing leases, interest income is recognized rather than rental revenues and depreciation expense.

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Reference is made to the cautionary statements made in our Report on Form 10-K for the year ended December 31, 2000 ("Form 10-K") which should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Form 10-K.

REPOSSESSION

In the first quarter of 2001, we recorded $139 repossession and maintenance expense related to two aircraft repossessed in 2000. We have entered into a letter of intent to lease the repossessed Airbus A320-200 to a Canadian charter airline operating out of Ontario to November 2003. Related to the aircraft, we have a note payable due to a bank of $14,925 bearing interest at 7.1% due November 2001 and a note payable to ILFC of $8,848 bearing interest of 6.15% due December 2003.

We also signed a letter of intent to lease the repossessed Boeing Model 737-300 for three years to an Italian airline operating out of Sicily. We have two notes payable to ILFC related to the aircraft of $13,121 bearing interest at 7.96% due October 2001 and $152 bearing interest at 6% due February 2002.

Both aircraft are due to deliver June 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

Revenues from rental of flight equipment decreased by 11%, or $1,128, to $9,473 in the three months ended March 31, 2001 compared to the same period in 2000 as a result of no rent received on the two repossessed aircraft and the reclassification in March 2001 of our MD-82 on lease to American Airlines to a direct financing lease. Our lease portfolio consisted of fifteen aircraft with a book value of $274,133 and one aircraft under a direct financing lease with a value of $16,478 at March 31, 2001 compared to sixteen aircraft with a book value of $310,893 at March 31, 2000.

Quarter to quarter comparisons are impacted by the timing and amount of consulting fees which are earned from time to time. During the first quarter of 2001, we earned $6 of consulting and other fees related to a two year contract.

Interest income decreased to $425 for the three months ended March 31, 2001 from $452 for the same period in 2000 principally as a result of lower average cash balances in 2001, partially offset by interest income in the first quarter of 2001 from the reclassification of our MD-82 to a financing lease in March 2001.

Interest expense decreased to $4,420 for the three months ended March 31, 2001 from $4,833 for the same period in 2000 as result of the effect of continued loan paydowns. Our composite interest rate was 7.1% at March 31, 2001 and 2000.

Depreciation expense decreased to $4,596 in the first quarter of 2001 from $4,659 in the first quarter of 2000 primarily as a result of the reclassification of our MD-82 to a financing lease in March 2001. We incurred $139 of repossession expense in the first quarter of 2001 compared to $206 in the same period of 2000.

General and administrative expenses increased to $564 in the three months ended March 31, 2000 from $544 in the same period of 2000 primarily as a result of increased accounting and consulting expenses. During the three months ended March 31, 2001, no stock compensation was incurred compared to $63 of non-cash stock compensation incurred in the same period of 2000 related to the vesting of options granted to executive officers.

Income tax expense decreased to $74 from $281 as a result of reduction in income before taxes of $563. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40% in 2001 compared to 37.5% in 2000.

Net income decreased to $111 for the three months ended March 31, 2001 from $468 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal external sources of funds have been term loans from banks and seller financing secured by aircraft. As a result, a substantial amount of our cash flow from the rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the balloon amount of the loan or obtain other financing. Seller financing is generally short-term and requires a substantial balloon payment at loan maturity. Refinancing of the balloon amount is dependent upon re-leasing the related aircraft. Accordingly, we begin lease remarketing efforts well in advance of the lease termination. The principal use of cash is for debt payments, repossession and maintenance costs and financing the acquisition of our aircraft portfolio, which are financed by loans secured by the applicable aircraft. We maintain a $5,000 line of credit with a bank which bears interest at LIBOR plus 2.5% and expires June 30, 2001. No borrowings have been made against the line of credit.

At March 31, 2001 and 2000, we had cash and cash equivalents of $12,081 and $14,150, respectively.

Net cash provided by operating activities was $5,750 in the three months ended March 31, 2001. The movement in short-term investments in 2001 related to the sale of investments in commercial paper with maturities greater than 90 days. Net cash provided by operating activities was $5,775 in the three months ended March 31, 2000. The movements in restricted cash and lease deposits in 2000 were due to lease deposit reimbursements to several lessees in 2000. The timing and amount of these reimbursements vary as a result of the type and usage of the aircraft on lease.

In March 2001, American Airlines agreed to lease our MD-82 formerly on lease to TWA. As we extended the lease to December 2014, the lease was reclassified from an operating lease to a direct financing lease. In the three months ended March 31, 2001, cash flows from investing activities of $140 related to collections under the financing lease.

In the three months ended March 31, 2001, net cash used in financing activities was $4,973, including repayments of $4,891 and $82 of common stock repurchases. In the three months ended March 31, 2000, net cash used in financing activities was $4,671,including repayments of $4,338 and $332 of common stock repurchases.

Notes payable within one year totaled $149,692 at March 31, 2001, of which $139,870 represents balloon payments and $9,822 represents installment payments. We intend to refinance all balloon payments due in within one year. We extended loans with balloons totaling $109,028 during the first quarter of 2001.

Cash and cash equivalents vary from year to year principally as a result of the timing of the purchase and sale of aircraft and repossession, maintenance and financing costs on repossessed aircraft.

From time to time, we use interest rate swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt. We do not enter into swap arrangements for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements. At March 31, 2001, we had no swap agreements.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. (DOLLARS IN THOUSANDS)

Lease Portfolio

While we enter into both operating and direct financing leases, we primarily engage in leasing aircraft under short-term and medium-term operating leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

-  the demand for various types of aircraft

-  general market and economic conditions

- regulatory changes, including those imposing environmental, maintenance or operational requirements

-  changes in supply or cost of aircraft

-  technological developments

In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, we cannot assure you that our estimated residual value for aircraft will be realized. If we are unable to re-lease or resell aircraft on favorable terms, our business, financial condition and results of operations could be adversely affected. A hypothetical 10% decrease in lease rates of those leases which terminate within a one-year period would reduce our lease revenue by $609 annually.

Financial Instruments

This analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at March 31, 2001 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis.

From time to time, we enter into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangements, we pay interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the related loans. We had no swap agreements at March 31, 2001.

The carrying amounts of cash and cash equivalents approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from March 31, 2001 resulting from a hypothetical 10% increase in our weighted average borrowing rate at March 31, 2001 or $1,757.

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

       4.1 The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

REPORTS ON FORM 8-K:

During the quarter ended March 31, 2001, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERNATIONAL AIRCRAFT INVESTORS


May 11, 2001                              /s/ Michael P. Grella
                                          -------------------------------------
                                              Michael P. Grella
                                              President and Chief Operating
                                              Officer


May 11, 2001                              /s/ Alan G. Stanford, Jr.
                                          -------------------------------------
                                              Alan G. Stanford, Jr.
                                              Vice President--Controller and
                                              Chief Accounting Officer