Form 10-Q
period 2001-06-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 2001-08-14
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to _________.
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

                                       N/A
                         -------------------------------

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

Yes  [X]    No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                          Outstanding at August 6, 2001
    -----                                          -----------------------------
COMMON STOCK, $.01 PAR VALUE                                 3,581,773

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX


                                                                                    Page No.
                                                                                    --------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
            As of June 30, 2001 and December 31, 2000                                    3

            Condensed Consolidated Statements of Income
            Three months ended June 30, 2001 and 2000                                    4

            Condensed Consolidated Statements of Income
            Six months ended June 30, 2001 and 2000                                      5

            Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2001 and 2000                                      6

            Notes to Condensed Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                                    9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                  12

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                         14

Item 6.     Exhibits and Reports on Form 8-K                                            14

            Signatures                                                                  16

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,        DECEMBER 31,
                                                                     2001              2000
                                                                 -----------       ------------
                                                                 (UNAUDITED)
ASSETS

Cash and cash equivalents                                       $ 10,307,381      $ 11,164,227

Short-term investments                                                    --         1,393,450

Net investment in direct financing lease                          16,346,977                --

Flight equipment, at cost less accumulated depreciation of
   $75,241,351 at June 30, 2001 and $71,488,351
   at December 31, 2000                                          269,789,436       295,292,436

Cash, restricted                                                  10,852,459        11,479,649

Other assets                                                       2,122,814         1,026,667
                                                                ------------      ------------
                                                                $309,419,067      $320,356,429
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other accrued expenses                     $  1,836,377      $  2,121,279

Notes payable                                                    244,169,909       253,700,338

Lease and other deposits on flight equipment                      19,607,281        20,011,609

Deferred rent                                                      2,971,455         3,884,090

Deferred taxes, net                                                4,879,686         4,777,053
                                                                ------------      ------------
                                                                 273,464,708       284,494,369

Commitments and contingencies

Shareholders' equity
Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding                                     --                --

Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  3,681,773 shares at June 30, 2001 and
  3,696,573 shares at December 31, 2000                               36,818            36,966

Additional paid-in capital                                        28,152,603        28,234,506

Retained earnings                                                  7,764,938         7,590,588
                                                                ------------      ------------
          Net shareholders' equity                                35,954,359        35,862,060
                                                                ------------      ------------
                                                                $309,419,067      $320,356,429
                                                                ============      ============


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                    2001              2000
                                                   ------            ------
                                                          (UNAUDITED)
REVENUES:
  Rental of flight equipment                     $ 9,227,964      $10,402,373
  Consulting and other fees                          138,751               --
  Interest income                                    467,082          382,168
                                                 -----------      -----------
         Total revenues                            9,833,797       10,784,541
EXPENSES:
  Interest                                         4,246,286        4,663,936
  Depreciation                                     4,404,410        4,659,865
  Repossession and maintenance                       519,779          631,257
  General and administrative                         558,235          559,396
  Stock compensation                                      --           62,500
                                                 -----------      -----------
        Total expenses                             9,728,710       10,576,954
                                                 -----------      -----------
Income before income taxes                           105,087          207,587
Income tax expense                                    42,035           77,845
                                                 -----------      -----------
        Net income                               $    63,052      $   129,742
                                                 ===========      ===========
Basic earnings share                             $       .02      $       .03
                                                 ===========      ===========
Diluted earnings per share                       $       .02      $       .03
                                                 ===========      ===========
Weighted average common shares outstanding:
     Basic                                         3,681,773        3,987,757
                                                 ===========      ===========
     Assuming dilution                             3,681,773        4,066,541
                                                 ===========      ===========


      See accompanying notes to condensed consolidated financial statements

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                     2001             2000
                                                 -----------      -----------
                                                         (UNAUDITED)
REVENUES:
  Rental of flight equipment                     $18,701,032      $21,003,271
  Consulting and other fees                          145,000               --
  Interest income                                    891,905          834,754
                                                 -----------      -----------
         Total revenues                           19,737,937       21,838,025
EXPENSES:
  Interest                                         8,666,096        9,497,366
  Depreciation                                     9,000,040        9,319,045
  Repossession and maintenance                       658,627          837,676
  General and administrative                       1,122,591        1,102,903
  Stock compensation                                      --          125,000
                                                 -----------      -----------
        Total expenses                            19,447,354       20,881,990
                                                 -----------      -----------
Income before income taxes                           290,583          956,035
Income tax expense                                   116,233          358,513
                                                 -----------      -----------
        Net income                               $   174,350      $   597,522
                                                 ===========      ===========

Basic earnings share                             $       .05      $       .15
                                                 ===========      ===========
Diluted earnings per share                       $       .05      $       .14
                                                 ===========      ===========
Weighted average common shares outstanding:
     Basic                                         3,682,101        4,076,274
                                                 ===========      ===========
     Assuming dilution                             3,682,448        4,170,709
                                                 ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                  2001             2000
                                                                  ----             ----
                                                                      (UNAUDITED)
Cash flows from operating activities:
Net income                                                   $    174,350       $    597,522
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation of flight equipment                             8,884,800          9,180,000
   Amortization of deferred transaction fees                      144,674            200,020
   Deferred taxes, net                                            102,633            344,913
   Stock compensation                                                  --            125,000
   (Increase) decrease in assets:
   Short-term investments                                       1,393,450                 --
   Cash, restricted                                               627,190          2,262,445
   Other assets                                                (1,240,821)            99,940
   Increase (decrease) in liabilities:
   Accrued interest and other accrued liabilities                (284,902)           104,543
   Lease and other deposits on flight equipment                  (404,328)        (2,082,469)
   Deferred rent                                                 (912,635)            54,782
                                                             ------------       ------------
   Net cash provided by operating activities                    8,484,411         10,886,696
Cash flows from investing activities:
   Collections from direct financing lease                        271,223                 --
   Purchase of flight equipment                                        --           (169,143)
                                                             ------------       ------------
   Net cash provided by (used in) investing activities            271,223           (169,143)
Cash flows from financing activities:
   Repayment of notes payable                                  (4,290,959)        (4,565,503)
   Repayment of notes payable to International Lease           (4,579,470)        (4,372,713)
   Finance Corp.
   Repayment of notes payable to Great Lakes Holdings            (660,000)           (79,500)
   Repurchase of common stock                                     (82,051)        (1,687,722)
                                                             ------------       ------------
   Net cash used in financing activities                       (9,612,480)       (10,705,438)
                                                             ------------       ------------
   Net increase in cash and cash equivalents                      856,846             12,115
Cash and cash equivalents at beginning of period               11,164,227         13,045,392
                                                             ------------       ------------
Cash and cash equivalents at end of period                   $ 10,307,381       $ 13,057,507
                                                             ============       ============
Supplemental disclosure of cash flow information
   Cash paid for interest                                    $  8,832,359       $  9,546,865
   Cash paid for income taxes                                $     13,600       $     13,600

Supplemental disclosure of noncash investing and financing activities:

In March 2001, the Company entered into a $16,618,200 investment in a direct financing lease on an aircraft which had formerly been under operating lease.



      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of June 30, 2001 and December 31, 2000 and the results of its operations for the three month and six month periods ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  MANAGEMENT ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, revenues and expenses and the amount of any contingent assets or liabilities disclosed in the condensed consolidated financial statements. Actual results could differ from estimates made.

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

3.  REPOSSESSION OF AIRCRAFT

In 2001, the Company recorded $658,627 of repossession and maintenance expense related to two aircraft repossessed in 2000. In June 2001, the Company leased the repossessed Airbus A320-200 to Mexicana, one of Mexico's premier airlines to June 2006. In July 2001, the Company also leased the repossessed Boeing Model 737-300 for three years to Panair, an Italian airline operating out of Sicily.

The Company has a 1990 MD-83 on lease to Air Liberte, a French airline to April 2002. On June 19, 2001, Air Liberte filed for bankruptcy under French law. The airline is allowed to continue its operations for 90 days. On July 27, 2001, the French courts adopted a plan by which the airline will be purchased by an outside investor group. The details of the plan are in the process of being finalized with the administrator and the terms and conditions under which the aircraft will remain leased to the airline are in negotiations. It is currently too early to determine whether or not the terms and conditions under which the aircraft will be leased would be acceptable to the Company.

4.  EARNINGS PER SHARE

The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:



                                                     THREE MONTHS                 SIX MONTHS
                                                    ENDED JUNE 30,               ENDED JUNE 30,
                                                   ----------------            ------------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----
Basic weighted average shares outstanding      3,681,773      3,987,757      3,682,101      4,076,274
Effect of dilutive securities:
  Employee stock options                              --         78,107             --         94,313
  Non-employee stock options                          --            677            347            122
                                               ---------      ---------      ---------      ---------
Dilutive potential common shares                      --         78,784            347         94,435
                                               ---------      ---------      ---------      ---------
  Diluted weighted average shares and
    assumed conversions                        3,681,773      4,066,541      3,682,448      4,170,709
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

The Company has issued options to its employees to purchase 641,554 shares of the Company's common stock at prices ranging from $4.50 to $7.25 per share and exercisable from March 2004 to March 2007. The dilutive effect of these options is dependant on the weighted average price of the Company's common stock during the reporting period.

The Company has issued options to its eligible directors to purchase 210,000 shares of the Company's common stock at prices ranging from $4.00 to $10.25 per share and exercisable from May 2003 to May 2006. The dilutive effect of these options is dependant on the weighted average price of the Company's common stock during the reporting period.

5.  NET INVESTMENT IN DIRECT FINANCING LEASE

In March 2001, American Airlines agreed to lease the Company's MD-82 formerly on lease to TWA. As the lease was extended to December 2014, the lease was recorded as a direct financing lease. Under a direct financing lease, the Company recognizes interest income rather than rental revenue and depreciation expense.

The following table lists the components of net investment in direct financing lease:

                                                        JUNE 30, 2001
                                                        -------------
Total minimum lease payments                             $ 22,731,210
                                                         ------------

Estimated residual value of leased flight equipment         3,050,000
                                                         ------------

Unearned income                                            (9,434,233)
                                                         ------------

Net investment in direct financing lease                 $ 16,346,977
                                                         ============

6.  NOTES PAYABLE

The Company extended a note due June 2001 with a balance totaling $3,244,681 to August 2001, notes due June 2001 with balances totaling $1,277,500 to September 2001 and notes due May 2001 with balances totaling $23,247,712 to May 2003.

At June 30, 2001, the Company's weighted average composite interest rate was 6.95%.

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

Rental amounts are accrued evenly over the lease term and are recognized as revenue from the rental of flight equipment. Our flight equipment is recorded on the balance sheet at cost and is depreciated on a straight-line basis over its estimated useful life to our estimated salvage value. Initial direct costs related to the origination of leases are capitalized and amortized evenly over the lease terms.

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


REPOSSESSION

In 2001, the Company recorded $659 of repossession and maintenance expense related to two aircraft repossessed in 2000. In June 2001, the Company leased the repossessed Airbus A320-200 to Mexicana, one of Mexico's premier airlines to June 2006. In July 2001, the Company also leased the repossessed Boeing Model 737-300 for three years to Panair, an Italian airline operating out of Sicily.

We have a 1990 MD-83 on lease to Air Liberte, a French airline to April 2002. On June 19, 2001, Air Liberte filed for bankruptcy under French law. The airline is allowed to continue its operations for 90 days. On July 27, 2001, the French courts adopted a plan by which the airline will be purchased by an outside investor group. The details of the plan are in the process of being finalized with the administrator and the terms and conditions under which the aircraft will remain leased to the airline are in negotiations. It is currently too early to determine whether or not the terms and conditions under which the aircraft will be leased would be acceptable to us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

Revenues from rental of flight equipment decreased by 11%, or $1,174, to $9,228 in the three months ended June 30, 2001 compared to the same period in 2000 as a result of lost rent on two repossessed aircraft and recording in March 2001 of our MD-82 as a direct financing lease. Our lease portfolio consisted of fifteen aircraft with a book value of $269,790 and one aircraft under a direct financing lease with a value of $16,347 at June 30, 2001 compared to sixteen aircraft with a book value of $306,472 at June 30, 2000.

During the second quarter of 2001, we earned $139 of consulting and other fees primarily related to our assisting International Lease Finance Corporation
(ILFC) with the purchase of three aircraft. Quarter to quarter comparisons are impacted by the timing and amount of consulting fees which are earned from time to time.

Interest income increased to $467 for the three months ended June 30, 2001 from $382 for the same period in 2000 principally as a result of interest income from recording of our MD-82 as a direct financing lease in March 2001, partially offset by lower interest rates and cash balances in 2001.

Interest expense decreased to $4,246 for the three months ended June 30, 2001 from $4,664 for the same period in 2000 as result of the effect of continued loan paydowns. Our composite interest rate was 6.95% at June 30, 2001 and 7.1% at June 30, 2000.

Depreciation expense decreased to $4,404 in the second quarter of 2001 from $4,660 in the second quarter of 2000 primarily as a result of recording of our MD-82 as a direct financing lease in March 2001. We incurred $520 of repossession expense in the second quarter of 2001 compared to $631 in the same period of 2000.

General and administrative expenses were $558 in the three months ended June 30, 2001 and $559 in the same period of 2000. During the three months ended June 30, 2001, no stock compensation was incurred compared to $63 of non-cash stock compensation incurred in the same period of 2000 related to the vesting of options granted to executive officers.

Income tax expense decreased to $42 from $78 as a result of reduction in income before taxes of $103. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40% in 2001 compared to 37.5% in 2000.

Net income decreased to $63 for the three months ended June 30, 2001 from $130 for the same period in 2000.


Six Months Ended June 30, 2001 and 2000

Revenues from rental of flight equipment decreased by 10%, or $2,302, to $18,701 in the six months ended June 30, 2001 compared to the same period in 2000 as a result of lost rent on two repossessed aircraft and recording in March 2001 of our MD-82 as a direct financing lease. Our lease portfolio consisted of fifteen aircraft with a book value of $269,790 and one aircraft under a direct financing lease with a value of $16,347 at June 30, 2001 compared to sixteen aircraft with a book value of $306,472 at June 30, 2000.

During the six months ended June 30, 2001, we earned $145 of consulting and other fees primarily related to our assisting ILFC with the purchase of three aircraft. Quarter to quarter comparisons are impacted by the timing and amount of consulting fees which are earned from time to time.

Interest income increased to $892 for the six months ended June 30, 2001 from $835 for the same period in 2000 principally as a result of interest income from recording of an MD-82 as a direct financing lease in March 2001, partially offset by lower interest rates and cash balances in 2001.

Interest expense decreased to $8,666 for the six months ended June 30, 2001 from $9,497 for the same period in 2000 as result of the effect of continued loan paydowns. Our composite interest rate was 6.95% at June 30, 2001 and 7.1% at June 30, 2000.

Depreciation expense decreased to $9,000 in the six months ended June 30, 2001 from $9,319 in the six months ended June 30, 2000 primarily as a result of recording of our MD-82 as a direct financing lease in March 2001. We incurred $659 of repossession expense in 2001 compared to $838 in 2000.

General and administrative expenses were $1,123 in the six months ended June 30, 2001 and $1,103 in the same period of 2000. During the six months ended June 30, 2001, no stock compensation was incurred compared to $125 of non-cash stock compensation incurred in the same period of 2000 related to the vesting of options granted to executive officers.

Income tax expense decreased to $116 from $359 as a result of reduction in income before taxes of $665. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40% in 2001 compared to 37.5% in 2000.

Net income decreased to $174 for the six months ended June 30, 2001 from $598 for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES
Our principal external sources of funds have been term loans from banks and seller financing secured by aircraft. As a result, a substantial amount of our cash flow from the rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the balloon amount of the loan or obtain other financing. Seller financing is generally short-term and requires a substantial balloon payment at loan maturity. Refinancing of the balloon amount is dependent upon re-leasing the related aircraft. Accordingly, we begin lease remarketing efforts well in advance of the lease termination. The principal use of cash is for debt payments, repossession and maintenance costs and the acquisition of our aircraft portfolio, which are financed by loans secured by the applicable aircraft. We maintain a $5,000 line of credit with a bank which bears interest at LIBOR plus 2.5%. The line of credit was extended during the second quarter of 2001 to October 31, 2001. No borrowings have been made against the line of credit.

At June 30, 2001 and 2000, we had cash and cash equivalents of $10,307 and $13,058, respectively.

Net cash provided by operating activities was $8,484 in the six months ended June 30, 2001. The movement in short-term investments in 2001 related to the sale of investments in commercial paper with maturities greater than 90 days and the movement in other assets related to receivables from ILFC related to the lease of two engines off of the repossessed A320-200. The engines were replaced on the aircraft before it was leased to Mexicana. Net cash provided by operating activities was $10,887 in the six months ended June 30, 2000. The movements in restricted cash and lease deposits in 2000 were due to lease deposit reimbursements to several lessees in 2000. The timing and amount of these reimbursements vary as a result of the type and usage of the aircraft on lease.

In March 2001, American Airlines agreed to lease our MD-82 formerly on lease to TWA. As we extended the lease to December 2014, the lease was recorded as a direct financing lease. In the six months ended June 30, 2001, cash flows from investing activities of $271 related to collections under the financing lease.

In the six months ended June 30, 2001, net cash used in financing activities was $9,612, including repayments of $9,530 and $82 of common stock repurchases. In the six months ended June 30, 2000, net cash used in financing activities was $10,705,including repayments of $9,018 and $1,687 of common stock repurchases.

Notes payable within one year totaled $128,496 at June 30, 2001, of which $110,399 represents balloon payments and $18,097 represents installment payments. We intend to refinance all balloon payments due within one year. We extended loans with balloons totaling $135,805 during the six months ended 2001.

Cash and cash equivalents vary from year to year principally as a result of the timing of the purchase and sale of aircraft, the timing of rental receipts and debt payments, and repossession, maintenance and financing costs on repossessed aircraft.

From time to time, we use interest rate swap arrangements to reduce the potential impact of increases in interest rates on floating rate long-term debt. We do not enter into swap arrangements for trading purposes. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the swap agreements. At June 30, 2001, we had no swap agreements.

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

Lease Portfolio
While we enter into both operating and direct financing leases, we primarily engage in leasing aircraft under short-term and medium-term operating leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

-    the demand for various types of aircraft

-    general market and economic conditions

- regulatory changes, including those imposing environmental, maintenance or operational requirements

-    changes in supply or cost of aircraft

-    technological developments

In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, we cannot assure you that our estimated residual value for aircraft will be realized. If we are unable to re-lease or resell aircraft on favorable terms, our business, financial condition and results of operations could be adversely affected. A hypothetical 10% decrease in lease rates of those leases which terminate within a one-year period would reduce our lease revenue by $903 annually.


Financial Instruments
The following analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at June 30, 2001 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in this analysis.

From time to time, we enter into interest rate swaps with financial institutions under terms that provide payment of interest on the notional amount of the swap. In accordance with these arrangements, we pay interest at a fixed rate and the financial institution pays interest at variable rates pursuant to terms of the related loans. We had no swap agreements at June 30, 2001.

The carrying amounts of cash and cash equivalents approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from June 30, 2001 resulting from a hypothetical 10% increase in our weighted average borrowing rate at June 30, 2001 or $1,697.

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders, at which the proposals described below were submitted to stockholders, was held May 31, 2001.

Proposal No. 1 Election of Directors. The following individuals, who received the votes indicated, were elected as directors:


                       Name             FOR            WITHHELD
                  ------------        ---------        ---------
               William E. Lindsey     3,206,880         235,600
               Michael P. Grella      3,206,880         235,600
               Magnus Gunnarsson      3,206,880         235,600
               Ralph O. Hellmold      3,206,880         235,600
               Alex R. Lieblong       3,176,880         265,600
               Aaron Mendelsohn       3,206,880         235,600
               Christer Salen         3,206,880         235,600
               Kenneth Taylor         3,206,880         235,600
               Stuart M. Warren       3,206,880         235,600

Proposal No. 2 The proposal to amend the Company's 1997 Stock Option and Award
               Plan. The results of the voting were as follows:


                     FOR             AGAINST        ABSTAIN
                  ---------          -------        -------
                  2,069,187          815,121         16,211


Proposal No. 3 The proposal to amend the Company's 1997 Eligible Directors Stock
               Option Plan. The results of the voting were as follows:


                     FOR             AGAINST        ABSTAIN
                  ---------          -------        -------
                  1,894,481          273,367        732,311


Proposal No. 4 The proposal to ratify the selection of KPMG LLP as independent public accountants for the Company for the fiscal year ending December 31, 2001. The results of the voting were as follows:


                     FOR             AGAINST        ABSTAIN
                  ---------          -------        -------
                  3,307,303          102,066         33,111

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS


  NUMBER                           DESCRIPTION
  ------                           -----------
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

During the quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTERNATIONAL AIRCRAFT INVESTORS

August 14, 2001                            /s/ Michael P. Grella
                                           --------------------------
                                           Michael P. Grella
                                           President
                                           And Chief Operating Officer



August 14, 2001                            /s/ Alan G. Stanford, Jr.
                                           --------------------------
                                           Alan G. Stanford, Jr.
                                           Vice President, Finance--Treasurer
                                           And Chief Accounting Officer
