Form 10-Q
period 2001-09-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 2001-11-14
CIK 1029688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________
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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 10, 2001
          -----                                 --------------------------------
COMMON STOCK, $.01 PAR VALUE                               3,581,773

                        INTERNATIONAL AIRCRAFT INVESTORS

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                       Page No.
                                                                                     --------
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         As of September 30, 2001 and December 31, 2000                                  3

         Condensed Consolidated Statements of Income
         Three months ended September 30, 2001 and 2000                                  4

         Condensed Consolidated Statements of Income
         Nine months ended September 30, 2001 and 2000                                   5

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 2001 and 2000                                   6

         Notes to Condensed Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                15

         Signatures                                                                      16

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                   2001                 2000
                                                                               ------------         ------------
                                                                                (UNAUDITED)
ASSETS

Cash and cash equivalents ............................................         $  8,889,994         $ 11,164,227
Short-term investments ...............................................                   --            1,393,450
Net investment in direct financing lease .............................           16,194,492                   --
Flight equipment, at cost less accumulated depreciation of
   $79,585,351 at September 30, 2001 and $71,488,351
   at December 31, 2000 ..............................................          265,445,436          295,292,436
Cash, restricted .....................................................           10,360,976           11,479,649
Other assets .........................................................            1,981,537            1,026,667
                                                                               ------------         ------------
                                                                               $302,872,435         $320,356,429
                                                                               ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other accrued expenses ..........................         $  1,431,249         $  2,121,279
Notes payable ........................................................          239,923,238          253,700,338
Lease and other deposits on flight equipment .........................           19,111,264           20,011,609
Deferred rent ........................................................            1,020,086            3,884,090
Deferred taxes, net ..................................................            5,267,108            4,777,053
                                                                               ------------         ------------
                                                                                266,752,945          284,494,369
Commitments and contingencies
Shareholders' equity

Preferred stock, $.01 par value.  Authorized 15,000,000
  shares; none issued and outstanding ................................                   --                   --
Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  3,581,773 shares at September 30, 2001 and
  3,696,573 shares at December 31, 2000 ..............................               35,818               36,966
Additional paid-in capital ...........................................           27,737,600           28,234,506
Retained earnings ....................................................            8,346,072            7,590,588
                                                                               ------------         ------------
          Net shareholders' equity ...................................           36,119,490           35,862,060
                                                                               ------------         ------------
                                                                               $302,872,435         $320,356,429
                                                                               ============         ============


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                              2001                 2000
                                                           -----------         -----------
                                                                     (UNAUDITED)
REVENUES:

  Rental of flight equipment .....................         $ 9,973,858         $10,482,925
  Consulting and other fees ......................               6,250             200,000
  Interest income ................................             422,687             352,757
                                                           -----------         -----------
         Total revenues ..........................          10,402,795          11,035,682
EXPENSES:

  Interest .......................................           4,238,611           4,745,293
  Depreciation ...................................           4,458,008           4,660,999
  Repossession, maintenance and lease cancellation             218,906             207,419
  General and administrative .....................             518,714             522,663
  Stock compensation .............................                  --              62,500
                                                           -----------         -----------
        Total expenses ...........................           9,434,239          10,198,874
                                                           -----------         -----------
Income before income taxes .......................             968,556             836,808
Income tax expense ...............................             387,422             313,803
                                                           -----------         -----------
        Net income ...............................         $   581,134         $   523,005
                                                           ===========         ===========

Basic earnings share .............................         $       .16         $       .13
                                                           ===========         ===========
Diluted earnings per share .......................         $       .16         $       .13
                                                           ===========         ===========
Weighted average common shares outstanding:

        Basic ....................................           3,620,903           3,876,231
                                                           ===========         ===========
        Assuming dilution ........................           3,625,712           3,960,267
                                                           ===========         ===========



     See accompanying notes to condensed consolidated financial statements

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                              2001                2000
                                                           -----------         -----------
                                                                     (UNAUDITED)
REVENUES:

  Rental of flight equipment .....................         $28,674,890         $31,486,196
  Consulting and other fees ......................             151,250             200,000
  Interest income ................................           1,314,592           1,187,511
                                                           -----------         -----------
         Total revenues ..........................          30,140,732          32,873,707
EXPENSES:

  Interest .......................................          12,904,707          14,242,659
  Depreciation ...................................          13,458,048          13,980,044
  Repossession, maintenance and lease cancellation             877,533           1,045,095
  General and administrative .....................           1,641,305           1,625,566
  Stock compensation .............................                  --             187,500
                                                           -----------         -----------
        Total expenses ...........................          28,881,593          31,080,864
                                                           -----------         -----------
Income before income taxes .......................           1,259,139           1,792,843
Income tax expense ...............................             503,655             672,316
                                                           -----------         -----------
        Net income ...............................         $   755,484         $ 1,120,527
                                                           ===========         ===========

Basic earnings share .............................         $       .21         $       .28
                                                           ===========         ===========
Diluted earnings per share .......................         $       .21         $       .27
                                                           ===========         ===========
Weighted average common shares outstanding:

        Basic ....................................           3,661,478           4,009,115
                                                           ===========         ===========
        Assuming dilution ........................           3,662,449           4,108,543
                                                           ===========         ===========


     See accompanying notes to condensed consolidated financial statements

               INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ----------------------------------
                                                                       2001                  2000
                                                                   ------------          ------------
                                                                              (UNAUDITED)
Cash flows from operating activities:

Net income ...............................................         $    755,484          $  1,120,527
Adjustments to reconcile net income to cash
        provided by operating activities:
        Depreciation of flight equipment .................           13,228,800            13,770,000
        Lease cancellation ...............................                   --               207,419
        Amortization of deferred transaction fees ........              276,128               309,076
        Deferred taxes, net ..............................              490,055               658,716
        Stock compensation ...............................                   --               187,500
        (Increase) decrease in assets:
        Short-term investments ...........................            1,393,450                    --
        Cash, restricted .................................            1,118,673             1,462,093
        Other assets .....................................           (1,230,998)             (110,759)
        Increase (decrease) in liabilities:
        Accrued interest and other accrued liabilities ...             (690,030)               50,873
        Lease and other deposits on flight equipment .....             (900,345)           (1,387,910)
        Deferred rent ....................................           (2,864,004)              (87,783)
                                                                   ------------          ------------
        Net cash provided by operating activities ........           11,577,213            16,179,752
Cash flows from investing activities:
        Collections from direct financing lease ..........              423,708                    --
        Purchase of flight equipment .....................                   --              (169,143)
                                                                   ------------          ------------
        Net cash provided by (used in) investing
          activities .....................................              423,708              (169,143)

Cash flows from financing activities:

        Repayment of notes payable .......................           (6,356,427)           (6,878,631)
        Repayment of notes payable to International Lease           (10,411,414)           (6,652,675)
          Finance Corp. ..................................
        Repayment of notes payable to Great Lakes Holdings             (802,500)              (79,500)
        Proceeds from notes payable ......................            3,793,241                    --
        Repurchase of common stock .......................             (498,054)           (1,884,743)
                                                                   ------------          ------------
        Net cash used in financing activities ............          (14,275,154)          (15,495,549)
                                                                   ------------          ------------
        Net increase in cash and cash equivalents ........           (2,274,233)              515,060
Cash and cash equivalents at beginning of period .........           11,164,227            13,045,392
                                                                   ------------          ------------
Cash and cash equivalents at end of period ...............         $  8,889,994          $ 13,560,452
                                                                   ============          ============
Supplemental disclosure of cash flow information
        Cash paid for interest ...........................         $ 13,115,091          $ 14,211,610
        Cash paid for income taxes .......................         $     13,600          $     13,600


Supplemental disclosure of noncash investing and financing activities:

In March 2001, the Company entered into a $16,618,200 investment in a direct financing lease on an aircraft which had formerly been under operating lease.


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries as of September 30, 2001 and December 31, 2000 and the results of their operations for the three month and nine month periods ended September 30, 2001 and 2000 and their cash flows for the nine months ended September 30, 2001 and 2000. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

3. REPOSSESSION OF AIRCRAFT

In 2001, the Company recorded $877,533 of repossession and maintenance expense related to two aircraft repossessed in 2000. In June 2001, the Company leased a repossessed Airbus A320-200 to Mexicana, one of Mexico's premier airlines to June 2006. In July 2001, the Company also leased a repossessed Boeing Model 737-300 for three years to Panair, an Italian airline operating out of Sicily.

The Company has a 1990 MD-83 on lease to Air Liberte, a French airline to April 2002. On June 19, 2001, Air Liberte filed for bankruptcy under French law. On July 27, 2001, the French courts adopted a plan by which the airline will be purchased by an outside investor group. The Company is currently in negotiations to restructure and extend the lease of this aircraft to the airline. The results of the negotiations will result in a reduction in monthly rental revenue.

4. EARNINGS PER SHARE

The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:

                                                                        THREE MONTHS                       NINE MONTHS
                                                                     ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                ---------------------------         ---------------------------
                                                                  2001              2000              2001              2000
                                                                ---------         ---------         ---------         ---------
Basic weighted average shares outstanding .............         3,620,903         3,876,231         3,661,478         4,009,115
Effect of dilutive securities:
        Employee stock options ........................                --            84,036                --            97,486
        Non-employee stock options ....................             4,809                --               971             1,942
                                                                ---------         ---------         ---------         ---------
Dilutive potential common shares ......................             4,809            84,036               971            99,428
                                                                ---------         ---------         ---------         ---------
        Diluted weighted average shares and assumed
          conversions .................................         3,625,712         3,960,267         3,662,449         4,108,543
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

The Company has issued options to its employees to purchase 641,554 shares of the Company's common stock at prices ranging from $4.50 to $7.25 per share and exercisable from March 2004 to March 2007. The dilutive effect of these options is dependant on the weighted average price of the Company's common stock during the reporting period. Options to purchase 641,554 shares of common stock under this plan were excluded from the computation of diluted net income per common share during the three and nine month periods ended September 30, 2001 because they were anti-dilutive.

The Company has issued options to its eligible directors to purchase 210,000 shares of the Company's common stock at prices ranging from $4.00 to $10.25 per share and exercisable from May 2003 to May 2006. The dilutive effect of these options is dependant on the weighted average price of the Company's common stock during the reporting period. Options to purchase 150,000 shares of common stock under this plan were excluded from the computation of diluted net income per common share during the three and nine month periods ended September 30, 2001 because they were anti-dilutive.

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

The following table lists the components of net investment in direct financing lease:

                                                                     SEPTEMBER 30,
                                                                          2001
                                                                     ------------
Total minimum lease payments ...............................         $ 22,311,210
Estimated residual value of leased flight equipment ........            3,050,000
Unearned income ............................................           (9,166,718)
                                                                     ------------
Net investment in direct financing lease ...................         $ 16,194,492
                                                                     ============

6. NOTES PAYABLE

Scheduled future repayments of notes payable subsequent to September 2001 are as follows:

YEAR ENDING DECEMBER 31:

     2001 ...................................         $114,758,517
     2002 ...................................           22,516,248
     2003 ...................................           70,059,441
     2004 ...................................           21,047,445
     2005 ...................................            1,074,298
     Thereafter .............................           10,467,289
                                                      ------------
                                                      $239,923,238
                                                      ============

The Company refinanced a note due November 2004 to November 2014 and increased the borrowing from $9,087,755 to $12,880,996. The Company used part of the proceeds from the borrowing to payoff a note with a balance $3,645,761. The Company extended notes totaling $7,744,681 due October 2001 to November 2001.

At September 30, 2001, the Company's weighted average composite interest rate was 6.88%.

7. SUBSEQUENT EVENTS

The Company refinanced a note due November 2001 to July 2006 and increased the borrowing from $14,536,686 to $20,166,868. The Company used part of the proceeds from the borrowing to payoff $5,000,000 of a note with a balance $8,570,803. The Company refinanced a note with a balance of $21,258,699 due November 2001 to May 2003. The Company extended a note with a balance of $13,747,402 due October 2001 to April 2002.

The Company maintains a $5,000,000 line of credit with a bank which bears interest at LIBOR plus 2.5%. The line of credit was extended to February 28, 2002. No borrowings have been made against the line of credit.

The Company has a 1992 Boeing Model 757-200ER on lease to Canada 3000 to May 2002. On November 8, 2001, Canada 3000 was granted protection from its creditors under the Companies' Creditors Arrangement Act. The Company is in the process of repossessing the aircraft. It is too early to determine the effect on the Company as a result of the repossession.

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

EFFECT OF TERRORIST ATTACKS

Following the terrorist attacks on September 11, the world's airlines have entered into the worst financial crisis in the history of the industry. While governments around the world have agreed to provide assistance to varying degrees, the fate of the individual carriers and the industry is uncertain. Our lessees have been adversely affected by these events. However, it is too soon to accurately evaluate the extent of the impact on us.

We face many risks in the current climate. These risks include, but are not limited to, lease rate reductions, collection of rents, airline bankruptcies, refinancing risk and reductions in the value of aircraft. In order to minimize these risks, we require most of our lessees to pay rents in advance, pay lease deposits, and make payments to be applied to scheduled aircraft maintenance. In addition, we are beginning to reap the benefits of lower interest rates in the refinancing of our debt.

REPOSSESSION

In 2001, we recorded $878 of repossession and maintenance expense related to two aircraft repossessed in 2000. In June 2001, we leased a repossessed Airbus A320-200 to Mexicana, one of Mexico's premier airlines to June 2006. In July 2001, we also leased a repossessed Boeing Model 737-300 for three years to Panair, an Italian airline operating out of Sicily.

We have a 1990 MD-83 on lease to Air Liberte, a French airline, to April 2002. On June 19, 2001, Air Liberte filed for bankruptcy under French law. On July 27, 2001, the French courts adopted a plan by which the airline was purchased by an outside investor group. We are currently in negotiations to restructure and extend the lease of this aircraft to the airline. The results of the negotiations will result in a reduction in monthly rental revenue.

We have a 1992 Boeing Model 757-200ER on lease to Canada 3000 to May 2002. On November 8, 2001, Canada 3000 was granted protection from its creditors under the Companies' Creditors Arrangement Act. We are in the process of repossessing the aircraft. It is too early to determine the effect on the Company as a result of the repossession.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

Revenues from rental of flight equipment decreased by 5%, or $509 to $9,974 in the three months ended September 30, 2001 compared to the same period in 2000 as a result of recording an MD-82 on lease to American Airlines as a direct financing lease in March 2001 and the reduction of rent on the MD-83 lease to Air Liberte, partially offset by two months rent on the Boeing 737-300 on lease to Panair which was off lease during the same period of 2000. The Company's lease portfolio consisted of fifteen aircraft with a book value of $265,445 and one aircraft under a financing lease with a net investment of $16,194 at September 30, 2001 compared to sixteen aircraft with a book value of $301,882 at September 30, 2000.

During the third quarter of 2001, the Company earned $6 of consulting and other fees compared to $200 earned in the third quarter of 2000. Quarter to quarter comparisons are impacted by the timing and amount of consulting fees which are earned from time to time.

Interest income increased to $423 for the three months ended September 30, 2001 from $353 for the same period in 2000 principally as a result of interest income from the recording of an MD-82 as a direct financing lease in March 2001, partially offset by lower interest rates and cash balances in 2001.

Interest expense decreased to $4,239 for the three months ended September 30, 2001 from $4,745 for the same period in 2000 as a result of the effect of continued loan paydowns and reduced interest rates. The Company's composite interest rate was 6.88% at September 30, 2001 and 7.1% at September 30, 2000.

Depreciation expense decreased to $4,458 in the third quarter of 2001 from $4,661 in the third quarter of 2000 primarily as a result of the recording of an MD-82 as a direct financing lease in March 2001. The Company incurred $219 of repossession expense in the third quarter of 2001 as a result of a settlement with a repair facility compared to $207 in the same period of 2000. The aircraft for which these costs were incurred has now been leased.

General and administrative expenses were $519 in the three months ended September 30, 2001 and $523 in the same period of 2000. During the three months ended September 30, 2001, no stock compensation was incurred compared to $63 of non-cash stock compensation incurred in the same period of 2000 related to the vesting of options granted to executive officers.

Income tax expense increased to $387 in the three months ended September 30, 2001 from $314 in the same period of 2000 as a result of an increase in income before taxes of $132 and an increase in the effective tax rate. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40% in 2001 compared to 37.5% in 2000.

Net income increased to $581 for the three months ended September 30, 2001 from $523 for the same period in 2000.

Nine Months Ended September 30, 2001 and 2000

Revenues from rental of flight equipment decreased by 9%, or $2,811, to $28,675 in the nine months ended September 30, 2001 compared to the same period in 2000 as a result of lost rent on two repossessed aircraft and recording in March 2001 of our MD-82 as a direct financing lease. Our lease portfolio consisted of fifteen aircraft with a book value of $265,445 and one aircraft under a direct financing lease with a value of $16,194 at September 30, 2001 compared to sixteen aircraft with a book value of $301,882 at September 30, 2000.

During the nine months ended September 30, 2001, we earned $151 of consulting and other fees primarily related to our assisting International Lease Finance Corporation (ILFC) with the purchase of three aircraft. Quarter to quarter comparisons are impacted by the timing and amount of consulting fees which are earned from time to time.

Interest income increased to $1,315 for the nine months ended September 30, 2001 from $1,188 for the same period in 2000 principally as a result of interest income from recording of an MD-82 as a direct financing lease in March 2001, partially offset by lower interest rates and cash balances in 2001.

Interest expense decreased to $12,905 for the nine months ended September 30, 2001 from $14,243 for the same period in 2000 as result of the effect of continued loan paydowns and reduced interest rates. Our composite interest rate was 6.88% at September 30, 2001 and 7.1% at September 30, 2000.

Depreciation expense decreased to $13,458 in the nine months ended September 30, 2001 from $13,980 in the nine months ended September 30, 2000 primarily as a result of recording of our MD-82 as a direct financing lease in March 2001. We incurred $878 of repossession expense in 2001 compared to $1,045 in 2000.

General and administrative expenses were $1,641 in the nine months ended September 30, 2001 and $1,626 in the same period of 2000. During the nine months ended September 30, 2001, no stock compensation was incurred compared to $188 of non-cash stock compensation incurred in the same period of 2000 related to the vesting of options granted to executive officers.

Despite an increase in the effective tax rate, income tax expense decreased to $504 from $672 as a result of reduction in income before taxes of $534. Income tax expense represents a non-cash provision for deferred income taxes at an effective rate of 40% in 2001 compared to 37.5% in 2000.

Net income decreased to $755 for the nine months ended September 30, 2001 from $1,121 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal external sources of funds have been term loans from banks and seller financing secured by aircraft. As a result, a substantial amount of our cash flow from the rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the balloon amount of the loan or obtain other financing. Seller financing is generally short-term and requires a substantial balloon payment at loan maturity. Refinancing of the balloon amount is dependent upon re-leasing the related aircraft. The impact of the terrorist attacks on the ability to re-lease aircraft in the future is not presently known. Accordingly, we begin lease remarketing efforts well in advance of the lease termination. The principal use of cash is for debt payments, repossession and maintenance costs and the acquisition of our aircraft portfolio, which are financed by loans secured by the applicable aircraft. We maintain a $5,000 line of credit with a bank which bears interest at LIBOR plus 2.5%. The line of credit was extended to February 28, 2002. No borrowings have been made against the line of credit.

At September 30, 2001 and 2000, we had cash and cash equivalents of $8,890 and $13,560, respectively.

Net cash provided by operating activities was $11,577 in the nine months ended September 30, 2001. The movement in short-term investments in 2001 related to the sale of investments in commercial paper with maturities greater than 90 days and the movement in other assets related to receivables from ILFC related to the lease of two engines off of the repossessed A320-200. The engines were replaced on the aircraft before it was leased to Mexicana. The movement in deferred rent related to the timing of the receipt of rental payments. Net cash provided by operating activities was $16,180 in the nine months ended September 30, 2000. The movements in restricted cash and lease deposits in 2000 were due to lease deposit reimbursements to several lessees in 2000. The timing and amount of these reimbursements vary as a result of the type and usage of the on lease aircraft.

In March 2001, American Airlines agreed to lease our MD-82 formerly on lease to TWA. As we extended the lease to December 2014, the lease was recorded as a direct financing lease. In the nine months ended September 30, 2001, cash flows from investing activities of $424 related to collections under the financing lease. Net cash used in investing activities was $169 in the nine months ended September 30, 2000 as the result of equipment installed on the repossessed aircraft.

In the nine months ended September 30, 2001, net cash used in financing activities was $14,275, including repayments of notes payable of $17,570 and $498 of common stock repurchases, partially offset by $3,793 of borrowings. Net cash used in financing activities was $15,496 in the nine months ended September 30, 2000. Cash used was principally due to loan paydowns of $13,611 as well as repurchasing $1,885 of our common stock.

Notes payable within one year totaled $127,496 at September 30, 2001, of which $126,230 represents balloon payments and $1,266 represents installment payments. We intend to refinance $125,095 of balloon payments due within one year.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. (DOLLARS IN THOUSANDS)


EFFECT OF TERRORIST ATTACKS

Following the terrorist attacks on September 11, the world's airlines have entered into the worst financial crisis in the history of the industry. While governments around the world have agreed to provide assistance to varying degrees, the fate of the individual carriers and the industry is uncertain. Our lessees have been adversely affected by these events. However, it is too soon to accurately evaluate the extent of the impact on us.

We face many risks in the current climate. These risks include, but are not limited to, lease rate reductions, collection of rents, airline bankruptcies, refinancing risk and reductions in the value of aircraft. In order to minimize these risks, we require most of our lessees to pay rents in advance, pay lease deposits, and make payments to be applied to scheduled aircraft maintenance. In addition, we are beginning to reap the benefits of lower interest rates in the refinancing of our debt.

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


- The demand for various types of aircraft (which may be affected by the terrorist attacks)

-       General market and economic conditions

- Regulatory changes, including those imposing environmental, maintenance or operational requirements

-       Changes in supply or cost of aircraft

-       Technological developments


In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, we cannot assure you that our estimated residual value for aircraft will be realized. If we are unable to re-lease or resell aircraft on favorable terms, our business, financial condition and results of operations could be adversely affected. A hypothetical 10% decrease in lease rates of those leases which terminate within a one-year period would reduce our lease revenue by $1,178 annually.

FINANCIAL INSTRUMENTS

The following analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at September 30, 2001 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in this analysis.

The carrying amounts of cash and cash equivalents approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from September 30, 2001 resulting from a hypothetical 10% increase in our weighted average borrowing rate at September 30, 2001 or $1,651.

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

During the quarter ended September 30, 2001, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERNATIONAL AIRCRAFT INVESTORS

November 14, 2001                           /s/ Michael P. Grella
                                            ------------------------------------
                                            Michael P. Grella
                                            President
                                            And Chief Operating Officer

November 14, 2001                           /s/ Alan G. Stanford, Jr.
                                            ------------------------------------
                                            Alan G. Stanford, Jr.
                                            Vice President, Finance--Treasurer
                                            And Chief Accounting Officer