Form 10-K405
period 2001-12-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 2002-04-01
CIK 1029688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________
Commission file number 000-22249

INTERNATIONAL AIRCRAFT INVESTORS

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4176107 (I.R.S. Employer ID No.)

3655 Torrance Boulevard, Suite 410, Torrance, California (Address of registrant’s principal executive offices)	90503 (Zip Code)

Registrant’s telephone number, including area code: (310) 316-3080

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at March 25, 2002 was approximately $4,835,395 (based on the closing price on Nasdaq National Market as reported by the Wall Street Journal on such date).

At March 25, 2002, the registrant had issued and outstanding an aggregate of 3,581,773 shares of its common stock.

Documents Incorporated by Reference

     Certain information included in the registrant’s definitive proxy statement (“Proxy Statement”) to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.

INTERNATIONAL AIRCRAFT INVESTORS
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR END DECEMBER 31, 2001

PART I

Item 1. Business.

General

     We are engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. While we enter into both operating and direct financing leases, we are primarily engaged in leasing aircraft under short-term to medium-term “triple net” operating leases where the lessee is responsible for all operating costs (i.e., crew, fuel, insurance, taxes, licenses, landing fees, navigation charges, maintenance, repairs and associated expenses) and we retain the potential benefit or risk of the residual value of the aircraft, as distinct from direct financing leases where the full cost of the aircraft is normally recovered over the term of the lease generally at lower lease rates. As of December 31, 2001, we have sixteen aircraft in our portfolio. Fourteen aircraft are leased to twelve airlines worldwide, one aircraft is leased to an airline as a direct financing lease and one aircraft is being marketed for lease or sale.

     The Company was incorporated in California in 1988. Our principal executive offices are located at 3655 Torrance Boulevard, Suite 410, Torrance, California 90503 and our telephone and facsimile numbers are (310) 316-3080 and (310) 316-8145, respectively.

Industry Conditions

     As a result of the terrorist attack on September 11, 2001 and the slowdown in the economies of the United States and other countries, the world’s airlines have entered into the worst financial crisis in the history of the industry. While governments around the world have agreed to provide assistance to varying degrees, the fate of the individual carriers and the industry is uncertain. Our lessees have been adversely affected by these events. Commercial air carriers have announced reductions in their long-term schedules and have initiated cost reduction programs.

     We face substantial risks in the current climate. These risks include, but are not limited to, lease rate reductions, non-collection of rents, airline bankruptcies, refinancing risk and reduction in the value of aircraft. In order to minimize these risks we require most of our lessees to pay rents in advance, pay lease deposits, and make payments to be applied to scheduled maintenance.

     Two of our lessees have filed for bankruptcy since the terrorist attacks. In addition, we have reduced lease rates on some leases in exchange for a lengthened term. It is our strategy to keep as many of our aircraft on lease as possible until the airline industry recovers from the effects of the terrorist attacks and the economic downturn in the United States and other countries. In 2001, we began to reap the benefits of lower interest rates in the refinancing of our debt. In March 2002, we restructured $95 million of notes payable, reducing the debt payments and extending the term of the notes.

     The terrorist attacks have had a severe effect on the values of aircraft. We reevaluated the values of our aircraft for permanent impairment. As a result of that evaluation, in 2001 we wrote down the value of six aircraft by $14.8 million and have reserved $4.7 million for losses we expect to incur in the future.

     We repossessed two aircraft in 2000 and three aircraft in 2001. As a result of the repossessions, we incurred repossession, maintenance and lease cancellation costs of $1.3 million and $1.7 million in 2000 and 2001, respectively.

Strategy

     Our strategy is to focus on operating leases of used, single-aisle jet aircraft to a diversified base of customers worldwide, while employing strict risk management criteria. Key elements of our business strategy include the following:

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

     Focus on Used Commercial Jet Aircraft with a Broad Market Acceptance. We lease used, single-aisle jet aircraft which generally range between five and 15 years old at the time the aircraft are acquired by us. We currently focus on the acquisition and lease of single-aisle jet aircraft, primarily aircraft with a seating capacity of 121 to 240 passengers. According to the 2001 Current Market Outlook published by the Boeing Commercial Airplane Group in 2001, that type of aircraft accounted for approximately 46.8% of the world fleet at December 31, 2000. The Boeing Report estimates that the commercial replacement cycle for this type of aircraft is 25 to 28 years from manufacture date. This category of jet aircraft includes the Boeing Model 727-200, Boeing 737-200/-300/-400, the Boeing Model 757-200, the McDonnell Douglas MD80 series and the Airbus A320.

     Optimize Relationship with ILFC. We have had a long and continuous relationship with International Lease Finance Corporation. ILFC was an initial investor in us and currently owns approximately 1.9% of our common stock. ILFC is a major owner-lessor of commercial jet aircraft and has contacts with most airlines worldwide, the aircraft and engine manufacturers and most of the significant participants in the aircraft industry worldwide. We intend to use our relationship with ILFC to gain access, where appropriate, to various airlines and other participants in the market to facilitate the purchase, lease, re-lease and sale of aircraft. ILFC’s primary focus is the acquisition and leasing of new, rather than used, commercial jet aircraft. Thus, we believe that our business complements rather than competes with ILFC. See “Relationship With ILFC” below.

     Leverage Management Experience. The successful purchase and leasing of used commercial jet aircraft require skilled management in order to evaluate the condition and price of the aircraft to be purchased and the current and anticipated market demand for that aircraft. Our management and our Board of Directors have significant experience in the aviation industry, with an average of more than 20 years of experience, especially in the purchase, sale and financing of commercial jet aircraft, and have extensive contacts with airlines worldwide.

     Access a Diversified Global Customer Base. Our objective is to diversify our customer base to avoid dependence on any one lessee, geographic area or economic trend.

     Employ Strict Risk Management Criteria. We will only purchase aircraft that are currently under lease or are subject to a contractual commitment for lease or purchase. We currently seek to finance our aircraft using a non-recourse loan structure. We will not purchase aircraft on speculation. We evaluate carefully the credit risk associated with each of our lessees and the lessee’s ability to operate and properly maintain the aircraft. We also evaluate the return conditions in each lease since the condition of an aircraft at the end of a lease can significantly impact the amount we will receive on the re-lease or sale of an aircraft.

Aircraft Leasing

     While we enter into both operating and direct financing leases, we are primarily engaged in leasing aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs and we retain the potential benefit or risk of the residual value of the aircraft, as distinct from direct financing leases where the full cost of the aircraft is normally recovered over the term of the lease at generally lower lease rates. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature, the relatively small initial capital outlay necessary to obtain use of the aircraft and off-balance sheet treatment. Operating lease rates are generally priced higher than finance lease rates, in part because of the risks to the lessor associated with the residual value. See “Cautionary Statements.”

     We target the medium-term operating lease market, which generally consists of three to eight year initial noncancelable lease terms. Our leases are “triple net leases” whereby the lessee is responsible for all operating costs (i.e., crew, fuel, insurance, taxes, licenses, landing fees, navigation charges, maintenance, repairs and associated expenses). In addition, our leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee. The leases have payment clauses that require the lessee to continue to make the lease payments regardless of circumstances, including whether or not the aircraft is in service. Certain of our leases limit the lessee’s obligation to make lease payments if we violate the covenant of quiet enjoyment regarding the aircraft or if we enter bankruptcy and do not assume the lease. During the term of the lease, we are required to be named as an additional insured on the lessee’s aviation hull and liability insurance policies. Also, the leases contain very specific criteria for the maintenance and regulatory status of the aircraft, as well as the return conditions for the airframe, engines, landing gears, auxiliary power unit and associated components.

     Generally, the lessee provides us with an initial security deposit that is returnable at the expiration of the lease if all lease return conditions are met by the lessee and there is no default under the lease. Depending on the creditworthiness of a lessee, in some instances the lessee will also pay into a maintenance reserve account monthly a certain amount for each hour the aircraft and/or the engine have flown. The lessee may draw upon these maintenance reserves to reimburse the cost of periodic scheduled overhaul and maintenance checks. At the termination of the lease, the lessee is required to return the aircraft to us in the same condition as it was received, normal wear and tear excepted, so the aircraft is in a proper condition for re-lease or sale. See “Cautionary Statements.”

     We analyze the credit risk associated with each lease before entering into a lease and obtain extensive financial information regarding the lessee. We evaluate the prospective lessee’s available financial statements and trade and banking references, and working with our lender evaluate country and political risk, insurance coverage, liability and expropriation risk. The process for credit approval is a joint undertaking between us and the senior lender providing the debt financing for the leased aircraft. See “Cautionary Statements.”

     Upon termination of a lease, our objective is to re-lease or sell the aircraft. Our leases generally require that the lessee notify us six to nine months prior to the termination of the lease as to whether the lessee intends to exercise any option to extend the lease. This is intended to allow us sufficient time to begin our remarketing efforts well in advance of the termination of a lease. Since January 1, 1999, we have negotiated eight lease extensions with our lessees, re-leased five aircraft to new lessees and had four aircraft returned to us as a result of lessee bankruptcies.

Customers

     At December 31, 2001, our lessees included:

Domestic Customers:	Foreign Customers:
• American Airlines, Inc. (1)	• Air Liberte S.A.
• Delta Air Lines, Inc.	• Air Transat A.T. Inc.
• ILFC subleased to COPA (2)	• Asiana Airlines, Inc.
• Southwest Airlines Co.	• British Airways Plc
• Compania Mexicana de Aviacion S.A. de C.V.
• COPA
• JMC Airlines Limited
• Islandsflug, HF
• New Zealand International Airlines Ltd.
• Panair Compangnia Aerea Mediterranea S.p.A.

(1)	through its wholly owned subsidiary TWA Airlines LLC
(2)	subleased to Compañia Panameñia de Aviacon, S.A. (COPA)

     During the years ended December 31, 1999, 2000 and 2001, lease revenues from flight equipment generated from foreign customers accounted for approximately 76%, 77% and 82%, respectively, of total revenues.

     Many foreign countries have currency and exchange laws regulating the international transfer of currencies. We attempt to minimize our currency and exchange risks by negotiating all of our aircraft leases in U.S. Dollars. We require, as a condition to any foreign transaction, that the lessee in a foreign country, first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to us in U.S. Dollars. Although we have attempted to minimize the foreign currency risk, to the extent that significant currency fluctuations result in materially higher rental costs to a foreign lessee, the foreign lessee may be unable or unwilling to make the required lease payments.

     In November 2001, Canada 3000 Airlines Limited filed for bankruptcy in Canada. As a result of the bankruptcy, we repossessed a Boeing Model 757-200ER. We are currently marketing the aircraft for lease or sale.

     The following customers accounted for more than 10% of our total revenues in one or more of the three years ended December 31, 2001:

Air Transat A.T. Inc. 2001-11% 1999-11%	Canada 3000 Airlines Limited 2001-13% 2000-11%

During 1999, 2000 and 2001, we leased aircraft to British Airways and three of its affiliates (Air Liberté, GB Airways and National Jet Italia). During 2000 British Airways sold its investment in Air Liberté. Air Liberté was not included as an affiliate for 2000 and 2001. Revenues from British Airways and its affiliates accounted for 19%, 14% and 14% of total revenues in 1999, 2000 and 2001, respectively.

Financing/Source of Funds

     We purchase used aircraft and aircraft engines on lease to airlines directly from other leasing companies or from airlines for leasing back to the airlines. Our typical purchase requires both secured debt and an equity investment by us. We generally make an equity investment of approximately 5% to 15% of the purchase price from internally generated and other cash and seller financing (primarily from ILFC). We typically finance the balance of the purchase price with the proceeds of borrowings from banks or other financial institutions secured by the aircraft being financed (to date with the support of ILFC as the seller of the flight equipment). See “Relationship With ILFC.”

     We maintain banking relationships primarily with four commercial banks providing secured equipment financing to us in an aggregate amount of $140.1 million at December 31, 2001. ILFC has provided certain guarantees and other financial support with respect to our borrowings which have allowed us to finance our aircraft at more favorable leverage than we could have obtained without ILFC’s support. See Notes 5 and 6 to Consolidated Financial Statements.

     At December 31, 2001, all of our borrowings to finance aircraft purchases were on a non-recourse basis. Non-recourse loans are structured as loans to special purpose subsidiaries which only own the assets which secure the loan. Only the relevant special purpose subsidiary is liable for the repayment of the non-recourse loan. Such subsidiaries and their related debt, including the aforementioned non-recourse loans are included in our consolidated financial statements. We are only liable if we breach certain limited representations and warranties under the applicable loan documentation. The lender assumes the credit risk of each lease, and its only recourse upon a default under the lease is against the lessee, the leased equipment and the special purpose subsidiary. As such, if we were to become unable to meet the obligation on a loan resulting from the failure of our lessee to make its rental payments, we have the ability to default on that loan without affecting the performance of the loans secured by other aircraft. Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the terms of the lease, any guarantees and the amount of the loan.

     The terms of our current borrowings, other than our ILFC bridge borrowings, generally end within 30 to 60 days after the minimum noncancelable period under the related lease, after which we will be required to renegotiate the loan or obtain other financing in connection with the re-lease of the aircraft. See “Cautionary Statements.”

     In March 2002, we restructured $95 million of notes payable, reducing the debt payments and extending the term of the notes. Notes payable due within one year totaled $11.4 million at December 31, 2001 (after adjusting for the extensions of our renegotiated notes payable), of which $11.1 million represents balloon payments and $.3 million represents installment payments. We intend to refinance all of the balloon payments due in 2002. If we are unable to refinance a balloon payment, we have the ability to default on the related loan without affecting the performance of the loans secured by other aircraft. See “Relationship With ILFC.” We have extended or re-leased eight aircraft with $88.5 million of associated balloon payments related to leases with terminations from 2002 to 2004. During 1999, 2000 and 2001, we extended or refinanced $46 million, $101.3 million and $167.6 million of balloon payments, respectively.

     At December 31, 2001, our borrowings had interest rates ranging from 3.08% to 7.96% per annum, with a weighted average interest rate of 6.6% per annum. At December 31, 2001, 92.9% of our borrowings accrued interest on a fixed rate basis and 7.1% of our borrowings accrued interest on a floating rate basis.

     Our future growth is dependent upon raising additional capital. We have previously provided for all of our financing needs through internally generated funds, borrowings and equity capital. There is no assurance that those sources will provide us with additional capital resources in the future. See “Cautionary Statements.”

Relationship With ILFC

     ILFC was an initial investor in the Company, and owns approximately 1.9% of our common stock. Fourteen of our sixteen present aircraft were acquired from ILFC, and ILFC has provided certain guarantees and other financial support with respect to our borrowings. In March 2002, ILFC agreed to allow us to reduce our debt payments and extend the term of our debt to them. At December 31, 2001, we had notes payable to ILFC totaling $95 million. See “Financing/Source of Funds.” ILFC has also paid various fees to us for consulting and remarketing services. We have entered into an agreement with ILFC pursuant to which ILFC has agreed to assist us in the remarketing of our aircraft if requested by us. See “Aircraft Leasing” above, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” and Note 6 to Consolidated Financial Statements. ILFC is a wholly owned subsidiary of American International Group, Inc. and is a major owner-lessor of commercial jet aircraft.

Competition

     The aircraft leasing industry is highly competitive. The level of competition depends in part upon the type of aircraft being leased and prospective lessees for the aircraft. Competition is primarily based upon the availability of the aircraft required by the customer and the lease rate. We believe that only a few comparably sized companies focus primarily on the same segment of the aircraft leasing market as we do. In addition, a number of aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies (including ILFC), financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their primary focus is not on the same market segment on which we focus. Many of these periodic competitors have significantly greater financial resources than we have. Our competitors may lease aircraft at lower rates than we do and provide benefits, such as direct maintenance, crews, support services and trade-in privileges, which we do not intend to provide. We believe that we are able to compete in the leasing of used jet aircraft due to our experience in the industry and our reputation and expertise in acquiring and leasing aircraft. See “Cautionary Statements.”

Government Regulation

     The Federal Aviation Administration (“the FAA”), the Department of Transportation and the Department of State exercise regulatory authority over the air transportation industry in the United States. Most other countries have similar regulatory agencies. The FAA has regulatory jurisdiction over registration and flight operations of aircraft operating in the United States, including equipment use, ground facilities, maintenance, communications and other matters.

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

     The FAA and the civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. In most instances, older non-complying aircraft may be brought into compliance by modifying the engines. Fourteen of our aircraft currently comply with these regulations. Our remaining two aircraft, currently on lease to June and August 2001, are leased in an area not requiring modification. These two aircraft may require modification if moved to a jurisdiction requiring compliance. Currently, these modifications range in cost from $1.2 million to $2 million per aircraft. In some instances, it is necessary to perform noise compliance work to lease the aircraft into a new jurisdiction. For example, Western Europe and the United States have non-addition rules which state that an aircraft which does not meet specified noise compliance regulations cannot be brought into the region and operated by an airline licensed by one of these governments. A non-complying aircraft can only be leased or sold into a market that does not require compliance with the stricter standards. See “Cautionary Statements.”

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

     Insurance premiums are prepaid by the lessee on a periodic basis, with payment acknowledged to us through an independent insurance broker. The territorial coverage is, in each case, suitable for our lessee’s area of operations and the policies contain, among other provisions, a “no co-insurance” clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to us. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against us.

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

     The comprehensive liability insurance policies include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations with minimal deductibles. These policies generally have combined comprehensive single liability limits of not less than $200 million and require all losses to be paid in U.S. Dollars. As a result of the terrorist attacks on September 11, 2001, the aircraft insurance market unilaterally imposed a sublimit on each operator’s policy for third party war risk liability in the amount of $50 million. We require our lessees to purchase higher limits of the third party war risk liability or obtain an indemnity from their government.

     Insurance policies are generally placed or reinsured in the Lloyds of London or U.S. markets. The insurance carrier under the insurance policies must be approved by us.

Employees

     Our business is capital rather than labor intensive. As of December 31, 2001, we had eight employees, which we consider adequate for our business operations. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are good.

Cautionary Statements

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. In some instances, forward-looking statements maybe identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” ‘target” or similar terms. The cautionary statements made in this Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-K. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

We retain the residual value risk and the risk of the re-lease or sale of the aircraft.

     While we enter into both operating and direct financing leases, we primarily lease our portfolio of aircraft under operating leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

•	the demand for various types of aircraft

•	general market and economic conditions

•	regulatory changes, including those imposing environmental, maintenance or operational requirements

•	changes in supply or cost of aircraft

•	technological developments

     The terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries have had a severe effect on the values of aircraft. We reevaluated the values of our aircraft for permanent impairment. As a result of the evaluation, in 2001 we wrote down the values of six aircraft by $14.8 million and have reserved $4.7 million for losses we expect to incur in the future.

     In addition, the success of an operating lease depends in significant part upon having the aircraft returned by the lessee in marketable condition as required by the lease. Consequently, we cannot assure you that our estimated residual values for aircraft will be realized. See Note 1 to Consolidated Financial Statements. If we are unable to re-lease or resell aircraft on favorable terms, our business, financial condition and results of operations could be adversely affected.

     We repossessed two aircraft in 2000 and three aircraft in 2001. As a result of the repossessions, we incurred repossession, maintenance and lease cancellation costs of $1.3 million and $1.7 million in 2000 and 2001, respectively.

     Our 1992 Boeing Model 757-200ER has been off lease since November 2001 as a result of the bankruptcy of Canada 3000. We are currently marketing the aircraft for lease or sale.

We depend on the airline industry.

     We are in the business of providing leases of commercial jet aircraft to international and domestic airlines. Consequently, we are affected by downturns in the air transportation industry in general. We could be negatively impacted by any of the following factors affecting the air transportation industry:

•	substantial increases in fuel costs or interest rates

•	fare competition

•	slower growth in traffic

•	the number and quality of available aircraft

•	significant downturn in the general economy

     As a result of the terrorist attack on September 11, 2001 and the slowdown in the economies of the United States and other countries, the world’s airlines have entered into the worst financial crisis in the history of the industry. While governments around the world’s have agreed to provide assistance to varying degrees, the fate of the individual carriers and the industry is uncertain. Our lessees have been adversely affected by these events. Commercial air carriers have announced reductions in their long-term schedules and have initiated cost reduction programs. We cannot assure you that the financial difficulties experienced by airlines will not have an adverse effect on our business, financial condition and results of operations.

We have a limited number of aircraft and lessees.

     We have sixteen aircraft in our portfolio. Fifteen aircraft are leased to thirteen airlines worldwide and one aircraft is being marketed for lease or sale. The loss of any aircraft or the financial difficulty of or lease default by any lessee could have a material adverse effect on our business, financial condition and results of operations. See “Industry Conditions.”

We depend upon ILFC.

     Fourteen of our current sixteen aircraft were acquired from ILFC. See “Relationship With ILFC”. In connection with all of our aircraft, ILFC has provided guarantees or other financial support which have allowed us to finance the aircraft at more favorable leverage than we could have obtained without the guarantees and financial support of ILFC. In addition, ILFC has provided a portion of the consulting fees reported by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that we will be able to continue to acquire from ILFC or from other entities aircraft and leases of the type and on terms as favorable as or better than the aircraft and leases acquired from ILFC. If aircraft and leases are acquired from ILFC or others, we cannot assure you that guarantees or financial support will be given by the seller or whether we will be able to receive as favorable leverage and interest rates from our lenders. If we are unable to acquire aircraft and leases and to finance the acquired aircraft at competitive rates, our business, financial condition and results of operations could be adversely affected. See “Relationship With ILFC,” and Note 6 to Consolidated Financial Statements.

We are exposed to our lessees’ credit risk.

     Certain of our existing and prospective customers are smaller domestic and foreign passenger airlines which, together with major passenger airlines, may suffer from the factors which have historically affected the airline industry. See “We depend on the airline industry” above. A lessee may default in performance of its lease obligations and we may be unable to enforce our remedies under a lease. A number of airlines have experienced financial difficulties, and certain airlines have filed for bankruptcy. A number of these airlines have ceased operations. See “Industry Conditions.” In most cases where a debtor seeks protection under Chapter 11 of the United States Bankruptcy Code or the applicable foreign law , creditors are stayed automatically from enforcing their rights. In the case of United States certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft. Specifically, the airline has 60 days from the date the lessor makes its claim to agree to perform its obligations and to cure any defaults before the lessor may repossess the aircraft. The scope of Section 1110 has been the subject of significant litigation and we cannot assure you that the provisions of Section 1110 will protect our investment in an aircraft in the event of a lessee’s bankruptcy. In addition,

Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

     During 2000, two of our lessees filed for bankruptcy protection under the laws of Mexico and Ireland. We repossessed both aircraft and moved both aircraft to the United States. Both aircraft were placed on lease in 2001 in Mexico and in Italy. We had an MD-82 on lease to TWA with a lease expiring November 2004. On January 10, 2001, TWA filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On March 12, 2001, the United States Bankruptcy Court approved a plan by American Airlines to acquire the assets of TWA. During 2001 we extended our lease on this aircraft with American Airlines to December 2014 under a direct financing lease.

     During 2001, three of our lessees filed for bankruptcy protection under the laws of Italy, France and Canada. We repossessed the aircraft from the Italian airline and have re-leased it to another Italian carrier. The lease with the French airline was reaffirmed by the airline and we continue to lease the aircraft to the airline. We repossessed the aircraft from the Canadian airline. We are currently marketing the aircraft for lease or sale.

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

     Fourteen of our aircraft currently meet Stage 3 requirements. Our remaining two aircraft are currently leased in an area not imposing Stage 3 requirements. These two aircraft may require modification if moved to a jurisdiction requiring Stage 3 compliance. Currently, these modification costs range from $1.2 million to $2 million per aircraft. See “Government Regulation.” We cannot assure you that we will be able to obtain financing for any of these modifications.

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

     The operating lease business is a capital intensive business. Our typical operating lease transaction requires a cash investment by us of approximately 5% to 15% of the aircraft purchase price, commonly known as an “equity investment.” Our equity investments have historically been financed from internally generated funds and other cash, seller financing (primarily from ILFC) and proceeds from our initial public offering. The balance of the purchase price of an aircraft is typically financed with the proceeds of non-recourse, secured borrowings from banks or other financial institutions (to date with the support of ILFC as the seller of the flight equipment). Accordingly, our ability to successfully execute our business strategy and to sustain our operations is dependent, in part, on the availability of debt and equity capital.

     We face substantial risks in the current climate. These risks include but are not limited to, lease rate reductions, non-collection of rents, airline bankruptcies, refinancing risk and reduction in the value of aircraft. These risks may adversely affect our ability to renegotiate our loans. If we are unable to renegotiate reductions in our debt payments, our cash flow may be insufficient to continue our operations.

     In addition, the terms of our loans generally require a substantial balloon payment at the end of the noncancelable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the loan with the lender or obtain other financing. Refinancing the balloon amount of the loan is dependent upon our re-leasing the related aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We cannot assure you that the necessary amount of capital will continue to be available to us on favorable terms, or at all. If we are unable to continue to obtain any portion of required financing on favorable terms, our ability to add new leases to our lease portfolio, renew leases, re-lease an aircraft, repair or recondition an aircraft if required or retain ownership of an aircraft on which financing has expired could be limited, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon ILFC. See “Reliance Upon ILFC” above and “Relationship With ILFC,” and Note 6 to Consolidated Financial Statements.

We face risks of changes in interest rates.

     Our leases are generally structured at fixed rental rates for specified terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We cannot assure you that we will be able to finance or refinance our borrowings at fixed rates which result in acceptable interest rate spreads to the applicable leases, or at fixed rates at all. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the lease rates we realize under our leases and the interest rate that we pay under our loans. Our business, financial condition and operating results could be adversely affected during any period of increases in interest rates.

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

     Section 44112 of Title 49 of the United States Code provides that a lessor of aircraft generally will not be liable for any personal injury or death, or damage to or loss of property, provided that the lessor is not in actual possession or control of the aircraft at the time of such injury, death or damage. Under certain circumstances, however, courts have interpreted Section 44112 narrowly, limiting its protection to certain aircraft lessors and have held that state common law remedies may apply, notwithstanding the limitations on liability under Section 44112. Under common law, the owner of an aircraft may be held liable for injuries or damage to passengers or property, and damage awards can be substantial. Because there is little case law interpreting Section 44112, we cannot assure you that the provisions of Section 44112 would fully protect us from all liabilities in connection with any injury, death, damage or loss that may be caused by any aircraft we own. For example, Section 44112 may not preempt state law with respect to liability for third party injuries arising from a lessor’s or owner’s own negligence. It is anticipated that each lessee under the terms of each lease to be entered into by us will be obligated to indemnify us for, or insure us against, virtually all claims by third parties; however, in the event that Section 44112 were not applicable, we cannot assure you that the lessees could fulfill their indemnity obligations under any such leases or that any insurance obtained will be sufficient.

We could be subject to substantial costs if lessees do not properly maintain their leased aircraft.

     The maintenance and operation of aircraft are strictly regulated by the FAA and foreign aviation authorities. The cost of complying with these requirements is significant. We will seek to lease our aircraft to lessees that agree to bear all or a significant portion of the costs of complying with governmental regulations. All of our current leases require the lessee to bear all of the costs of complying with governmental regulations. However, in the event a lessee fails to maintain aircraft in accordance with the terms of a lease or a lease terminates shortly before a major required overhaul, we may be required to spend substantial sums to repair or recondition the aircraft and may be required to borrow funds for the purpose. The FAA issued several Airworthiness Directives in 1990 mandating changes to the maintenance programs for older aircraft. These ADs were issued to ensure that the oldest portion of the United States’ transport aircraft fleet remains airworthy. The FAA is requiring that these aircraft undergo extensive structural modifications. These modifications are required upon accumulation of 20 years’ time in service or prior to the accumulation of a designated number of flight-cycles, whichever occurs later. Future regulatory changes may also increase the cost of operating or maintaining the aircraft and may adversely affect the residual value of the aircraft. The failure of a lessee to comply with lease maintenance and operation obligations or the imposition of governmental requirements involving substantial compliance costs could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws or accounting principles could adversely affect us.

     Our leasing activities generate significant depreciation allowances that provide us with substantial tax benefits on an ongoing basis. We recorded a valuation allowance of $3.7 million on our federal net operating loss carryforwards primarily related to the federal net operating loss carryforwards which expire in 2005 and 2006. See Note 4 to Consolidated Financial Statements. In addition, some of our lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. Any change to current tax laws or accounting principles that make operating lease financing less attractive could adversely affect our business, financial condition and results of operations.

We are dependent on key management.

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

     We have experienced fluctuations in our quarterly operating results and anticipate that these fluctuations may continue. The factors causing fluctuations include:

•	termination of a lease and the subsequent re-lease of an aircraft at a different lease rate

•	unanticipated early lease terminations

•	default by a lessee

•	the timing of purchases or sales of aircraft

•	the refinancing of debt at different interest rates

•	the timing and extent of consulting and remarketing fees

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

Item 2. Properties.

Flight Equipment

     We review opportunities to acquire suitable jet aircraft that meet our portfolio strategy based on market demand and customer airline requirements, as well as our portfolio mix and planning strategies. Before committing to purchase an aircraft, we take into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines and anticipated obsolescence. As a result, certain types and vintages of aircraft do not meet the profile for inclusion in our portfolio of aircraft. At December 31, 2000 and 2001, the average age of our flight equipment was 13.6 and 14.6 years, respectively. As of December 31, 2000 and 2001, our portfolio contained fourteen aircraft that were Stage 3 compliant. See “Item 1. Business—Cautionary Statements.”

     The following table shows the scheduled lease terminations (for the minimum noncancellable period) by aircraft type for our lease portfolio at December 31, 2001:

Aircraft Type	2002	2003	2004	2005	2006	Thereafter	Total

A320-200	—	1	—	—	1	—	2
727-200	—	1	—	—	—	—	1
737-200	3	—	—	—	—	—	3
737-300	1	—	—	2	—	—	3
737-400	—	2	—	1	—	—	3
757-200	—	1	—	—	—	—	1
MD-82	—	—	—	—	—	1	1
MD-83	1	—	—	—	—	—	1

Total	5	5	—	3	1	1	15

     We had a Boeing Model 757-200ER on lease to Canada 3000. In November 2001, Canada 3000 filed bankruptcy and we repossessed the aircraft. We have moved the aircraft to the United States, and we are currently marketing the aircraft for lease or sale.

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

Item 3. Legal Proceedings.

     In November 2001, Canada 3000, a Canadian charter airline was granted protection from its creditors under the Companies’ Creditors Arrangement Act. We repossessed our Boeing Model 757-200ER from the airline and moved the aircraft to the United States. NAV Canada and the Canadian Airport Authorities have filed suit against the owners of the aircraft which were leased to Canada 3000. The suits claim unpaid navigation and landing fees incurred by Canada 3000 are payable by the owners of the aircraft. We are contesting these suits and have recorded a $548,000 reserve.

Item 4. Submissions of Matters to a Vote of Securities Holders.

     None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters.

     Our common stock is listed on the Nasdaq National Market under the trading symbol “IAIS.” The high and low sale prices, as reported by The Nasdaq Stock Market, Inc., for the years ended December 31, 2000 and 2001 were as follows:

	2000		2001

	High	Low	High	Low

First Quarter	$6.88	$4.75	$5.63	$3.75
Second Quarter	$6.31	$5.00	$4.50	$3.66
Third Quarter	$6.19	$5.13	$5.48	$3.00
Fourth Quarter	$5.88	$5.31	$3.50	$1.07

     On March 29, 2002, the number of holders of record of our common stock was 61.

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

Item 6. Selected Financial Data.

     The following selected consolidated financial and operating data should be read in conjunction with the accompanying Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	At and For the Year Ended December 31,

	1997	1998	1999	2000	2001

	(Dollars in thousands, except per share data and other data)
Statement of Income Data
Revenues:
Rental of flight equipment	$15,433	$26,985	$38,088	$41,450	$37,918
Consulting and other fees	212	605	200	200	158
Interest income	483	1,727	1,454	1,550	1,666

Total revenues	16,128	29,317	39,742	43,200	39,742
Expenses	15,028	24,596	33,686	42,909	58,292

Income (loss) before income taxes and cumulative effect of accounting change and extraordinary loss	1,100	4,721	6,056	291	(18,550)
Income tax expense (benefit)	433	1,542	2,263	195	(2,894)

Income (loss) before cumulative effect of accounting change and extraordinary loss	667	3,179	3,793	96	(15,656)
Cumulative effect of accounting change	—	209	—	—	—
Extraordinary loss on debt extinguishment	—	—	(214)	—	—

Net income (loss)	$667	$3,388	$3,579	$96	$(15,656)

Basic earnings per share:
Income (loss) before cumulative effect of accounting change and extraordinary loss	$.88	$.72	$.90	$.02	$(4.30)
Cumulative effect of accounting change	—	.04	—	—	—
Extraordinary loss on debt extinguishment	—	—	(.05)	—	—

Net income (loss)	$.88	$.76	$.85	$.02	$(4.30)

Diluted earnings per share:
Income (loss) before cumulative effect of accounting change and extraordinary loss	$.30	$.70	$.88	$.02	$(4.30)
Cumulative effect of accounting change	—	.05	—	—	—
Extraordinary loss on debt extinguishment	—	—	(.05)	—	—

Net income (loss)	$.30	$.75	$.83	$.02	$(4.30)

Weighted average number of common shares outstanding	754	4,430	4,212	3,961	3,641
Weighted average number of common shares outstanding-assuming dilution	2,207	4,545	4,323	4,071	3,641
Balance Sheet Data
Flight equipment	$172,506	$236,909	$314,083	$295,292	$246,349
Total assets	204,552	267,891	342,497	320,356	282,423
Debt financing	154,72	208,002	271,971	253,700	235,096
Shareholders’ equity	33,095	34,751	38,296	35,862	19,708
Other Data
Aircraft equipment owned at period end	10	13	16	16	16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     (Dollars in thousands except per share data)

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, revenues and expenses and the amount of any contingent assets or liabilities disclosed in the financial statements. We believe that of our critical accounting policies, the following may involve a higher degree of judgements, estimates and complexity:

Rentals

     We receive ancillary payments under certain of our lease agreements. We historically retain a portion of these payments at the expiration of these leases. Revenue recorded on these payments requires estimates of the cash flows expected to be generated under the leases, which are based on assumptions of future aircraft utilization, length of the initial lease term and future lease extensions. Management evaluates these assumptions each reporting period.

Impairment of Long-Lived Assets

     Flight equipment is initially stated at cost and major additions and modifications are capitalized. Investments in direct financing leases require estimates of residual values of the flight equipment at the end of the lease term. Both flight equipment and investment in direct financing lease are impacted by changes in the estimated useful life of the flight equipment, changes in the estimated residual value and impairment charges.

     Statement of Financial Accounting Standards No. 121 (SFAS No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” established accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. We record impairment charges when events and circumstances (i.e., the terrorist attacks of September 11, 2001) indicate that the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than the carrying amount of those assets. The impairment charge is the amount that the net book value exceeds the fair value of the asset. We make certain assumptions in evaluating impairment, including, but not limited to, estimated fair market value of the assets and estimated future cash flows generated by the assets.

     During 2000 and 2001, we recorded write-downs of $2,000 and $14,752 on two aircraft and on six aircraft, respectively as a result of permanent impairment.

Industry Conditions

     As a result of the terrorist attack on September 11, 2001 and the slowdown in the economies of the United States and other countries, the world’s airlines have entered into the worst financial crisis in the history of the industry. While governments around the world have agreed to provide assistance to varying degrees, the fate of the individual carriers and the industry is uncertain. Our lessees have been adversely affected by these events. Commercial air carriers have announced reductions in their long-term schedules and have initiated cost reduction programs.

     We face substantial risks in the current climate. These risks include, but are not limited to, lease rate reductions, non-collection of rents, airline bankruptcies, refinancing risk and reduction in the value of aircraft. In order to minimize these risks we require most of our lessees to pay rents in advance, pay lease deposits, and make payments to be applied to scheduled maintenance.

     Two of our lessees have filed for bankruptcy since the terrorist attacks on September 11, 2001. In addition, we have reduced lease rates on some leases in exchange for a lengthened term. It is our strategy to keep as many of our aircraft on lease as possible until the airline industry recovers from the effects of the terrorist attacks and economic downturn. In 2001, we began to reap the benefits of lower interest rates in the refinancing of our debt.

     The terrorist attacks have had a severe effect on the values of aircraft. We reevaluated the values of our aircraft for permanent impairment. As a result of that evaluation, in 2001 we wrote down the value of six aircraft by $14,752 and have reserved $4,660 for losses we expect to incur in the future.

     We repossessed two aircraft in 2000 and three aircraft in 2001. As a result of the repossessions, we incurred repossession, maintenance and lease cancellation costs of $1,268 and $1,706 in 2000 and 2001, respectively.

     In January 2000, we repossessed one of our Boeing Model 737-300 aircraft from TAESA, a Mexican airline. In 2001, we entered into an agreement to sell the aircraft to a third party and obtained a $200 non-refundable deposit from the purchaser. The deposit required us to hold the plane available to the purchaser for a specific time period. The time period that we were required to hold the plane available was completed in 2000, and we recorded the deposit as fee revenue. In 2001, we leased the aircraft to Panair, an Italian airline, until April 2005.

     We repossessed one of our Airbus A320-200 aircraft from TransAer, an Irish carrier two weeks prior to its lease termination of October 31, 2000. In 2001, we leased the aircraft to Mexicana, until June 2006.

     In January 2001, TWA filed for protection under Chapter 11 of the United States Bankruptcy Code. American Airlines acquired substantially all of the assets and leases of TWA. Our lease was extended until December 2014 and recorded as a direct financing lease.

     We have an MD-83 on lease to Air Liberté, a French airline, to April 2002. In June 2001, the airline filed for bankruptcy under the laws of France. In July 2001, the French courts adopted a plan by which the airline was purchased by an outside investor group. The existing lease was reaffirmed by the purchasing group and the aircraft continues to be leased to the airline.

     In October 2001, we repossessed a Boeing Model 737-400 from National Jet Italia, an Italian airline which filed for bankruptcy protection under the laws of Italy. In December 2001, we signed a lease with Panair to lease the aircraft from January 2002 until April 2005.

     In November 2001, Canada 3000, a Canadian charter airline was granted protection from its creditors under the Companies’ Creditors Arrangement Act. We repossessed our Boeing Model 757-200ER from the airline and moved the aircraft to the United States. We are currently marketing the aircraft for lease or sale.

Extraordinary Item

     In May 1999, we repaid a note with a principal amount of $15,745 prior to maturity. The note was due May 2000 with a rate of 7.96%. The repayment resulted in an extraordinary charge of $214, net of a $131 income tax benefit.

Results of Operations

Years Ended December 31, 2000 and 2001

     Revenues from rental of flight equipment decreased by 9% from $41,450 to $37,918 in 2000 primarily as the result of the repossession of three aircraft in 2001, as discussed above, and reductions in lease rates on aircraft. Our lease portfolio consisted of sixteen aircraft with a book value of $246,349 at December 31, 2001 compared to sixteen aircraft with a book value of $295,292 at December 31, 2000.

     Year to year comparisons of consulting and other fees are impacted by their timing and amount. In 2000, we earned $200 from a retained non-refundable deposit on an agreement to sell a 737-300 which the buyer failed to complete. In 2001, we earned $158 of consulting and other fees primarily related to our assisting ILFC with the purchase of three aircraft.

     Interest income increased from $1,550 in 2000 to $1,666 in 2001 principally as a result interest income from recording of an MD-82 as a direct financing lease in March 2001, partially offset by lower interest rates and reduced cash and restricted cash balances in 2001.

     Interest expense decreased from $18,845 in 2000 to $16,991 in 2001. Interest expense decreased in 2001 as a result of continued paydowns of our notes payable, as well as a decrease in our weighted average interest rate. Our weighted average interest rate was 7.1% and 6.6% at December 31, 2000 and 2001, respectively.

     Depreciation and amortization expense decreased from $18,636 in 2000 to $18,195 in 2001. The decrease of $441 in 2001 from 2000 resulted from the recording of our MD-82 as a direct financing lease. In 2000, we recorded a $2,000 charge for the write-down of the value of two aircraft based on estimated residual values and estimated future economic values of these aircraft. In 2001 we wrote down the values of six aircraft for $14,752 and have reserved an additional $4,660 for losses we expect to incur in the future. The write-downs and reserves resulted from our determining that the future economic values of these aircraft have been permanently impaired by the effects of the terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries.

     In 2000, we recorded $1,268 of repossession, maintenance and lease cancellation costs related to the repossessions of two aircraft. In 2001, we recorded $1,706 of repossession, maintenance and lease cancellation costs related to the repossessions of three aircraft.

     General and administrative expenses were $1,910 and $1,988 in 2000 and 2001, respectively. The increase from 2000 to 2001 was primarily the result of increases in consulting and other costs related to maintaining subsidiaries in Ireland used to facilitate the registration and leasing of aircraft to various countries. In 2000, we incurred $250 of non-cash compensation expense related to the vesting of options. No additional compensation expense was recorded in 2001.

     In 2000, we recorded income tax expense of $196, representing effective income tax rate of 67%. The effective rate resulted from a greater marginal effect of the expiration of state tax net operating loss carryforwards. During 2001, we recorded income tax benefit of $2,894, representing effective income tax rate of (16%). The effective tax rate was the result of our recording a valuation allowance of $3,604 primarily related to federal net operating loss carryforwards which expire in 2005 and 2006. Our ability to utilize our federal net operating loss carryforwards is dependant on our ability to generate taxable income before they expire. At December 31, 2001, we had $34,535 of unreserved federal net operating loss carryforwards net of valuation allowance. See Note 4 to Consolidated Financial Statements.

     We had net income of $96 in 2000 and a net loss of $15,656 in 2001. The change from 2000 to 2001 was primarily the result of impairment write-downs of equipment, reserves for expected losses and establishing a valuation allowance for federal net operating losses in 2001 and other factors discussed above.

Years Ended December 31, 1999 and 2000

     Revenues from rental of flight equipment increased by 9% to $41,450 from $38,088 in 1999 primarily as the result of a full year’s effect of three aircraft purchased in 1999, offset by the repossession of two aircraft, as discussed above. Our lease portfolio consisted of sixteen aircraft with a book value of $295,292 at December 31, 2000 compared to sixteen aircraft with a book value of $314,083 at December 31, 1999.

     Year to year comparisons of consulting and other fees are impacted by their timing and amount. In 1999 consulting fee revenue of $200 was earned related to marketing activities. In 2000, we earned $200 from a retained non-refundable deposit on an agreement to sell a 737-300 which the buyer failed to complete.

     Interest income increased to $1,550 in 2000 from $1,454 in 1999 primarily as a result of higher average interest rates on our cash, restricted cash and short-term investments.

     Expenses as a percent of total revenues were 84.8% and 99.3% in 1999 and 2000, respectively. The increase in the percent of total revenues from 1999 to 2000 was due to the effect of a 9% increase in total revenues and a 27% increase in total expenses.

     Interest expense increased from $16,143 in 1999 to $18,845 in 2000. Interest expense increased in 2000 as a result of a full year’s effect of the financing of three aircraft acquired in 1999. Our weighted average interest rate was 7% and 7.1% at December 31, 1999 and 2000, respectively.

     Depreciation and amortization expense increased from $15,411 in 1999 to $18,636 in 2000. The increase of $3,225 in 2000 from 1999 resulted from a full year’s effect of the acquisition of three aircraft in 1999. In 2000, we recorded a $2,000 charge for the write-down of the value of a 1978 and a 1980 Boeing Model 737-200ADV stage 2 aircraft based on estimated residual values and estimated future economic values of these aircraft. These are the last remaining aircraft in our portfolio that do not meet stage 3 noise compliance regulations. These aircraft are leased in an area which does not require compliance with noise regulations. However, they may require modification if moved to a jurisdiction requiring stage 3 compliance. Currently, the modifications range in cost from $1.2 million to $2 million per aircraft.

     In 2000, we recorded $1,268 of repossession, maintenance and lease cancellation costs related to the repossessions of the two aircraft as discussed above. No repossession, maintenance and lease cancellation costs were incurred in 1999.

     General and administrative expenses were $1,882 and $1,910 in 1999 and 2000, respectively. The increase from 1999 to 2000 was primarily the result of increases in benefits and legal costs in 2000. In 1999 and 2000, we incurred $250 of non-cash compensation expense related to the vesting of options. No additional compensation expense will be recorded in future periods related to the vesting of these options. See Note 9 to Consolidated Financial Statements.

     We recognized income tax expense of $2,263 and $196, representing effective income tax rates of 37% and 67%, during 1999 and 2000, respectively. The $2,067 decrease in income tax expense in 2000 is primarily the result of a $5,765 decrease in taxable income. The increase in the effective rate resulted from a greater marginal effect of the expiration of state tax net operating loss carryforwards. During 2000, we continued to generate substantial federal net operating loss carryforwards. At December 31, 2000, we had $31,579 of federal net operating loss carryforwards. Our ability to utilize our federal net operating loss carryforwards is dependant on our ability to generate taxable income through the sale of aircraft in our portfolio. See Note 4 to Consolidated Financial Statements.

     Net income decreased to $96 in 2000 due to the factors described above and the effects of the extraordinary item and the change in accounting method.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management does not expect any impact on our financial statements as a result of the adoption of SFAS No. 141 and No. 142.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. Management does not expect any impact on our financial statements as a result of the adoption of SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at he lower of the carrying amount of fair value less costs to sell. We are required to adopt SFAS No. 144 on January 1, 2002. The impact on our financial statements as a result of the adoption of SFAS No. 144 was not material.

Liquidity and Capital Resources

     Our principal external sources of funds have been term loans from banks and seller financing secured by aircraft. As a result, a substantial amount of our cash flow from the rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the end of the noncancellable portion of the lease of the related aircraft, at which time we will be required to re-lease the aircraft and renegotiate the balloon amount of the loan or obtain other financing. Refinancing of the balloon amount is dependent upon re-leasing the related aircraft. Accordingly, we attempt to begin lease remarketing efforts well in advance of the lease termination.

     Our sixteen aircraft are owned by fifteen special purpose subsidiaries. All of our loans are on a non-recourse basis. Non-recourse loans are structured as loans to the special purpose subsidiaries which only own the assets which secure the related loan. Only the relevant special purpose subsidiary is liable for the repayment of the non-recourse loan. We are only liable if we breach certain limited representations and warranties under the applicable loan documentation. Such subsidiaries and their related debt, including the aforementioned non-recourse loans are included in our consolidated financial statements. The lender assumes the credit risk of each lease, and its only recourse upon a default under the lease is against the lessee, the leased equipment and the special purpose subsidiary. As such, if we were to become unable to meet the obligation on a loan resulting from the failure of our lessee to make its rental payments, we have the ability to default on that loan without affecting the performance of the loans secured by other aircraft. Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the terms of the lease, any guarantees and the amount of the loan. See “Item 1. Business — Financing/Source of Funds.”

     The principal use of cash is for financing the acquisition of our aircraft portfolio, which are financed by loans secured by the applicable aircraft. We entered into a $5,000 line of credit with a bank in February 2000. The line of credit bears interest at LIBOR plus 2.5% and expired in February 2002. No borrowings have been made against the line of credit.

     At December 31, 2000 and 2001, we had cash and cash equivalents of $11,164 and $8,077, respectively. At December 31, 2000 and 2001, cash and cash equivalents included $7,092 and $4,388, respectively of unrestricted cash held for maintenance to be performed on our aircraft at future dates by our lessees.

     In 2000 the decrease in cash flows from operating activities of $6,301 was primarily the result of the effects of our repossession of two aircraft in 2000, partially offset by a full years’ income from the three aircraft acquired in 1999. The movement in restricted cash and lease and other deposits in 2000 was due to lease deposit reimbursements to several lessees in 2000. The timing and amount of these reimbursements vary as a result of the type and usage of the aircraft on lease. In 2001 the decrease in cash flows from operating activities of $3,905 was primarily the result of the effects of our repossession of three aircraft in 2001. The movement in restricted cash and lease and other deposits in 2001 was due to lease deposit reimbursements to several lessees in 2001. The timing and amount of these reimbursements vary as a result of the type and usage of the aircraft on lease.

     In 1999, cash of $92,203 was used in investing activities primarily to purchase three additional aircraft. In 2000, we used $169 of cash for the purchase of equipment on a Boeing Model 737-300. In March 2001, American Airlines agreed to lease our MD-82 formerly on lease to TWA. As we extended the lease to December 2014, the lease was recorded as a direct financing lease. In 2001, cash flows from investing activities of $582 related to collections under the financing lease.

     In 1999, net cash provided by financing activities was $63,686, including proceeds from borrowings of $110,127 to finance the purchase of three aircraft and refinance existing borrowings, offset by repayments of notes payable of $46,159 and $283 of common stock repurchases. In 2000, net cash used in financing activities was $21,050, including repayments of notes payable of $18,270 and $2,780 of common stock repurchases. In 2001, net cash used in financing activities was $19,102, including repayments of notes payable of $49,828 and $498 of common stock repurchases, partially offset by proceeds from borrowings of $31,223.

     In March 2002, we restructured $95,008 of notes payable, reducing the debt payments and extending the term of the notes. Notes payable due within one year totaled $11,363 at December 31, 2001 (after adjusting for the extensions of our renegotiated notes payable), of which $11,106 represents balloon payments and $257 represents installment payments. We intend to refinance all of the balloon payments due in 2002. If we are unable to refinance a balloon payment, we have the ability to default on the related loan without affecting the performance of the loans secured by other aircraft. We have extended or re-leased eight aircraft with $88,501 of associated balloon payments due from 2002 to 2004. During 1999, 2000 and 2001, we extended or refinanced $45,979, $101,304 and $167,598 of balloon payments, respectively.

     The following summarizes our contractual obligations at December 31, 2001:

Year ending December 31:	Notes	Operating
(Dollars in thousands)	Payable	Leases	Total

2002	$23,602	$63	$23,665
2003	77,027	65	77,092
2004	17,596	27	17,623
2005	74,357	—	74,357
2006	29,193	—	29,193
Thereafter	13,321	—	13,321

	$235,096	$155	$235,251

     Cash and cash equivalents vary from year to year principally as a result of the timing of the purchase and sale of aircraft.

     Our ability to execute our business strategy successfully and to sustain our operations is dependent, in part, on our ability to obtain financing and to raise equity capital. We cannot assure you that the necessary amount of capital will continue to be available to us on favorable terms or at all. If we are unable to continue to obtain any portion of required financing on favorable terms, our ability to add new aircraft to our lease portfolio, renew leases, re-lease aircraft, repair or recondition aircraft if required, or retain ownership of aircraft on which financing has expired would be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon ILFC. See “Item 1. Business—Cautionary Statements.”

Market-Sensitive Instruments and Risk Management

Lease Portfolio

     While we enter into both operating and direct financing leases, we primarily lease our portfolio of aircraft under operating leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or sell an aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

•	the demand for various types of aircraft

•	general market and economic conditions

•	regulatory changes, including those imposing environmental, maintenance or operational requirements

•	changes in supply or cost of aircraft

•	technological developments

     The terrorist attacks have had a severe effect on the values of aircraft. We reevaluated the values of our aircraft for permanent impairment. As a result of that evaluation, in 2001 we wrote down the value of six aircraft for $14.8 million and have reserved $4.7 million for losses we expect to incur in the future.

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

     In the current industry environment lease rates will likely decline. The decline will be affected by the demand for the type of aircraft, the term of the lease and the credit worthiness of the lessee, as well as other factors. We have five leases which expire in 2002. A hypothetical 10% decrease in lease rates of those leases which expire within a one-year period would reduce our lease revenue by $1,021 annually.

     We repossessed two aircraft in 2000 and three aircraft in 2001. As a result of the repossessions, we incurred repossession, maintenance and lease cancellation costs of $1.3 million and $1.7 million in 2000 and 2001, respectively.

     Our 1992 Boeing Model 757-200ER has been off lease since November 2001 as a result of the bankruptcy of Canada 3000. We are currently marketing the aircraft for lease or sale.

Financial Instruments

     This analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at December 31, 2001 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis.

     The carrying amounts of cash and cash equivalents and short-term investments approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

     The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from December 31, 2001 resulting from a hypothetical 10% increase in our weighted average borrowing rate at December 31, 2001 or $1,549.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market— Sensitive Instruments and Risk Management.

Item 8. Financial Statements and Supplementary Data.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The section entitled “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

     The section entitled “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The section entitled “Beneficial Ownership of Shares” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The section entitled “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statements:

     See Index to Consolidated Financial Statements on page 26 of this report.

Financial Statement Schedules:

     None.

Exhibits:

	Number	Description

	3.1	Amended and Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

	3.2	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

	4.1	The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

*	10.1	Employment Agreement with William E. Lindsey. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1997, and is incorporated herein by reference

*	10.2	Employment Agreement with Michael P. Grella. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 1997, and is incorporated herein by reference

*	10.3	1997 Stock Option and Award Plan. Filed as Exhibit 6 to Registration Statement No. 333- 46411, and incorporated herein by reference

*	10.4	1997 Eligible Director Stock Option Plan. Filed as Exhibit 6 to Registration Statement No. 333-46413, and incorporated herein by reference

*	10.5	Form of Indemnity Agreement. Filed as Exhibit 10.3 to Registration Statement No. 333-19875, and incorporated herein by reference

	21	Subsidiaries of the Registrant

	23.1	Consent of KPMG LLP, independent auditors

Reports on Form 8-K:

During the quarter ended December 31, 2001, we did not file any reports on Form 8-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
International Aircraft Investors:

     We have audited the accompanying consolidated balance sheets of International Aircraft Investors and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Aircraft Investors and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California
     January 18, 2002,
     Except for Notes 5, 6 and 10
     which are as of March 26, 2002

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2001	2000

Cash and cash equivalents	$8,076,933	$11,164,227
Short-term investments	—	1,393,450
Net investment in direct financing lease	16,036,618	—
Flight equipment, at cost, net	246,349,462	295,292,436
Cash, restricted	9,996,664	11,479,649
Other assets	1,963,213	1,026,667

	$282,422,890	$320,356,429

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued interest and other accrued expenses	$6,782,633	$2,121,279
Notes payable	235,095,941	253,700,338
Lease and other deposits	17,285,731	20,011,609
Deferred rent	1,680,998	3,884,090
Deferred taxes, net	1,869,847	4,777,053

	262,715,150	284,494,369
Commitments and contingencies (Note 8)
Shareholders’ equity :
Preferred stock, $.01 par value. Authorized 15,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 3,581,773 shares at December 31, 2001 and 3,696,573 shares at December 31, 2000	35,818	36,966
Additional paid-in capital	27,737,600	28,234,506
Retained earnings (accumulated deficit)	(8,065,678)	7,590,588

Net shareholders’ equity	19,707,740	35,862,060

	$282,422,890	$320,356,429

See accompanying notes to consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2001	2000	1999

Revenues:
Rental of flight equipment	$37,918,237	$41,450,207	$38,088,180
Consulting and other fees	157,500	200,000	200,000
Interest income	1,666,273	1,550,014	1,453,726

Total revenues	39,742,010	43,200,221	39,741,906
Expenses:
Interest	16,991,094	18,844,906	16,143,194
Depreciation and amortization	18,195,356	18,635,756	15,410,964
Repossession, maintenance and lease cancellation	1,705,505	1,267,835	—
Write-down of flight equipment	19,411,974	2,000,000	—
General and administrative	1,987,953	1,910,373	1,881,867
Stock compensation	—	250,000	250,000

Total expenses	58,291,882	42,908,870	33,686,025

Income (loss) before income taxes and extraordinary loss	(18,549,872)	291,351	6,055,881
Income tax expense (benefit)	(2,893,606)	195,726	2,262,773

Income (loss) before and extraordinary loss	(15,656,266)	95,625	3,793,108
Extraordinary loss on debt extinguishment, net of income tax benefit of $131,322	—	—	(214,263)

Net income (loss)	$(15,656,266)	$95,625	$3,578,845

Basic earnings per share:
Income (loss) before extraordinary loss	$(4.30)	$.02	$.90
Extraordinary loss on debt extinguishment	—	—	(.05)

Net income (loss)	$(4.30)	$.02	$.85

Diluted earnings per share:
Income (loss) before cumulative effect of accounting change and extraordinary loss	$(4.30)	$.02	$.88
Extraordinary loss on debt extinguishment	—	—	(.05)

Net income (loss)	$(4.30)	$.02	$.83

Weighted average common shares outstanding	3,641,388	3,960,680	4,211,534

Weighted average common shares—assuming dilution	3,641,388	4,070,794	4,322,711

See accompanying notes to consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common Stock		Additional	Deferred
	Preferred			Paid-in	Stock	Retained
	Stock	Shares	Amount	Capital	Compensation	Earnings	Total

Balance at December 31, 1998	—	4,216,284	$42,163	$31,292,324	$(500,000)	$3,916,118	$34,750,605
Repurchase and retirement of common stock	—	(42,500)	(425)	(282,575)	—	—	(283,000)
Stock compensation	—	—	—	—	250,000	—	250,000
Net income	—	—	—	—	—	3,578,845	3,578,845

Balance at December 1, 1999	—	4,173,784	41,738	31,009,749	(250,000)	7,494,963	38,296,450
Repurchase and retirement of common stock	—	(477,211)	(4,772)	(2,775,243)	—	—	(2,780,015)
Stock compensation	—	—	—	—	250,000	—	250,000
Net income	—	—	—	—	—	95,625	95,625

Balance at December 31, 2000	—	3,696,573	36,966	28,234,506	—	7,590,588	35,862,060
Repurchase and retirement of common stock	—	(114,800)	(1,148)	(496,906)	—	—	(498,054)
Net loss	—	—	—	—	—	(15,656,266)	(15,656,266)

Balance at December 31, 2001	—	3,581,773	$35,818	$27,737,600	$—	$(8,065,678)	$19,707,740

See accompanying notes to consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2001	2000	1999

Cash flow from operating activities:
Net income (loss)	$(15,656,266)	$95,625	$3,578,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	17,572,800	18,360,000	15,028,867
Amortization of deferred fees and debt issuance costs	776,840	388,249	624,511
Write-down of flight equipment	19,411,974	2,000,000	—
Deferred taxes	(2,907,206)	182,126	2,117,051
Stock compensation	—	250,000	250,000
(Increase) decrease in assets:
Short-term investments	1,393,450	(1,393,450)	—
Cash, restricted	1,482,985	2,428,448	(520,219)
Other assets	(1,713,386)	45,302	(414,346)
Increase (decrease) in liabilities:
Accrued interest and other accrued expenses	1,354	393,644	727,344
Lease deposits and other deposits	(2,725,878)	(3,271,225)	4,653,310
Deferred rent	(2,203,092)	(140,444)	(406,278)

Net cash provided by operating activities	15,433,575	19,338,275	25,639,085
Cash flows from investing activities:
Purchase of flight equipment	—	(169,143)	(92,203,387)
Collections from direct financing lease	581,582	—	—

Net cash provided by (used in) investing activities	581,582	(169,143)	(92,203,387)
Cash flows from financing activities:
Repayment of notes payable	(9,794,897)	(9,222,070)	(25,254,014)
Repayment of notes payable to International Lease Finance Corporation	(38,095,423)	(8,968,712)	(20,904,747)
Repayment of notes payable to Great Lakes Holdings	(1,937,500)	(79,500)	—
Proceeds from notes payable	31,223,423	—	14,600,000
Proceeds from notes payable to International Lease Finance Corporation	—	—	95,527,473
Repurchase of common stock	(498,054)	(2,780,015)	(283,000)

Net cash used in financing activities	(19,102,451)	(21,050,297)	63,685,712

Net decrease in cash and cash equivalents	(3,087,294)	(1,881,165)	(2,878,590)
Cash and cash equivalents at beginning of year	11,164,227	13,045,392	15,923,982

Cash and cash equivalents at end of year	$8,076,933	$11,164,227	$13,045,392

Supplemental disclosure of cash flow information —
Cash paid for interest	$17,147,847	$18,796,399	$15,298,845

Cash paid for taxes	$13,600	$13,600	$14,400

Supplemental disclosure of noncash investing and financing activities:

During the year ended December 31, 2001, the Company entered into a $16,618,200 investment in a direct financing lease on an aircraft which had formerly been under operating lease.

During the year ended December 31, 2000, the Company received a $1,400,000 hushkit for its Boeing model 727-200 as partial consideration for future rent.

See accompanying notes to consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

(1) The Company and Summary of Significant Accounting Policies

Nature of Business

     International Aircraft Investors (the Company) is primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. While the Company enters into finances leases, it primarily leases aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs and the Company retains the potential benefit and risk of the residual value of the aircraft, as distinct from finance leases where the cost of the aircraft is generally recovered over the term of the lease.

     Fourteen of the Company’s sixteen aircraft at December 31, 2001 were acquired from International Lease Finance Corporation (ILFC), a 1.9% shareholder of the Company. In connection with certain of these aircraft acquisitions, ILFC has provided loan guarantees or other financial support which have provided more favorable borrowing arrangements than the Company could otherwise have obtained. Additionally, the Company has derived certain consulting fees from ILFC for providing remarketing and other services.

Principles of Consolidation

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

Cash and Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of less than 90 days. Short-term investments consist of securities invested for periods longer than 90 days. Short-term investments are stated at cost. Certain cash and short-term investments for the repayment of maintenance reserves are restricted pursuant to certain loan agreements. Such maintenance reserves mature through April 2005. Cash and cash equivalents include unrestricted cash held for maintenance reserves of $4,388,089 and $7,091,597 at December 31, 2001 and 2000, respectively.

Deferred Fees

     The direct costs related to purchase and lease agreements are capitalized and amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the related lease.

     The costs related to asset value guarantees (AVGs) are capitalized and amortized to expense using the straight-line method over the term of the AVG, generally ten years. At December 31, 2001 and 2000, deferred fees related to AVGs were $167,733 and $207,605, respectively.

Rentals

     The Company primarily leases flight equipment under operating leases. Accordingly, revenue from operating leases is recognized over the life of the noncancellable lease terms under the straight-line method. The Company receives ancillary

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments under certain lease agreements. Accordingly, revenue from these ancillary payments is recognized under the accrual method. The Company has one aircraft under a direct financing lease. Under a direct financing lease, the Company recognizes interest income rather than rental revenue and depreciation expense.

Flight Equipment and Depreciation

     Flight equipment is stated at cost. Major additions and modifications are capitalized. Depreciation of flight equipment is generally computed on a straight-line method over the estimated remaining useful lives (25 year original life less years in service at the date of acquisition) assuming a 15% estimated residual value.

Maintenance Reserves

     Normal maintenance and repairs of flight equipment on lease are provided by and paid for by the lessee. Maintenance reserves received under certain leases amounted to $4,555,924, $5,689,802 and $13,197,538 during the years ended December 31, 2001, 2000 and 1999, respectively.

Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121 (SFAS No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company adopted SFAS No. 121 during 1996.

     The Company evaluates the carrying value of its flight equipment using undiscounted operating cash flows and when required provides for any permanent impairment of long-lived assets. During 2001 and 2000, the Company recorded write-downs of $14,751,974 on six aircraft and $2,000,000 on two aircraft, respectively as a result of permanent impairment.

Fair Values of Financial Instruments

     The carrying amounts of cash and cash equivalents and accrued interest and other accrued expenses approximate fair market value because of the short-term nature of these items.

     The fair values of the Company’s debt instruments, including the related AVGs, approximate the carrying values because (1) the rates currently offered to the Company are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items.

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

     The Company leases aircraft to various commercial airlines, on short-term to medium-term operating leases, generally three to five years. The related aircraft are generally financed by borrowings that become due at or near the end of the lease term through a balloon payment. As a result, the Company’s operating results depend on management’s ability to roll over debt facilities, renegotiate favorable leases and realize estimated salvage values.

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation

     Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 (APBO No. 25), “Accounting for Stock Issued to Employees,” but requires pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied. The Company elected to continue to measure compensation cost under APBO No. 25. Had compensation cost been determined using the fair value at the grant date for awards during 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share for 2001, 2000 and 1999 would have been reduced to the pro forma amount as indicated below.

	2001	2000	1999

Net earnings (loss) as reported	$(15,656,266)	$95,625	$3,578,845
Pro forma net earnings (loss)	(15,802,108)	(325,000)	3,251,167
Net earnings (loss) per share, as reported:
Basic	(4.30)	.02	.85
Diluted	(4.30)	.02	.83
Pro forma net earnings (loss) per share:
Basic	(4.34)	(.08)	.77
Diluted	$(4.34)	$(.08)	$.75

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2001: dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 4.9% and expected lives of five years.

     The weighted average fair value per share of options granted during the year ended December 31, 2001 is $2.43.

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

Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” which established standards for reporting and display of comprehensive income and its components. The Company has no items of comprehensive income and as a result SFAS. No. 130 has no impact on the Company’s financial reporting.

Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 “Earnings per Share.” SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Unlike

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

     The following table sets forth the computation of the weighted average number of shares used to calculate basic and diluted earnings per share:

	Years ended December 31,

	2001	2000	1999

Basic earnings per share-weighted average shares outstanding	3,641,388	3,960,680	4,211,534
Effect of dilutive securities:
Employee stock options	—	110,114	109,842
Non-employee stock options	—	—	1,335

Dilutive potential common shares	—	110,114	111,177

Diluted earnings per share-adjusted average shares and assumed conversions	3,641,388	4,070,794	4,322,711

     The Company has issued options to its employees to purchase 641,554 shares of the Company’s common stock at prices ranging from $4.50 to $7.25 per share and exercisable from March 2004 to Mach 2007. The dilutive effect of these options is dependant on the weighted average price of the Company’s common stock during the reporting period. Options to purchase 641,554 shares of common stock under this plan were excluded from the computation of diluted net loss for the year ended December 31, 2001 because they were anti-dilutive.

     The Company has issued options to its eligible directors to purchase 210,000 shares of the Company’s common stock at prices ranging from $4.00 to $10.25 per share and exercisable from May 2003 to May 2006. The dilutive effect of these options is dependant on the weighted average price of the Company’s common stock during the reporting period. Options to purchase 210,000 shares of common stock under this plan were excluded from the computation of diluted net loss for the year ended December 31, 2001 because they were anti-dilutive.

Significant Customers

     The Company currently owns sixteen aircraft. Fourteen aircraft are leased to thirteen airlines worldwide and one is being marketed for lease or sale. The loss of any aircraft or the financial difficulty of or lease default by any one lessee could have a material adverse effect on its business, financial condition and results of operations.

     The following customers individually accounted for 10% or more of revenues:

	Number of
	significant	Percentage of revenues by
	customers	significant customers

Year ended December 31:
2001	2	11%, 12%
2000	1	11%
1999	1	11%

Segment Information

     In 1998, the Company adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. The Company’s operations are in one business segment, aircraft leasing. These operations include the acquisition of used single-

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aisle jet aircraft and engines for lease and sale to domestic and foreign airlines and other customers. Revenues include rentals of flight equipment to foreign airlines of $32,395,897, $33,268,254 and $30,306,055 in 2001, 2000 and 1999, respectively.

     The following table sets forth the dollar amount and percentage of rentals of flight equipment attributable to the indicated geographic areas for the years indicated:

	2001		2000		1999

United States and Canada	$14,733,974	38.9%	$17,264,415	41.7%	$14,075,897	37.0%
Europe	15,740,713	41.5%	18,049,392	43.5%	14,322,696	37.6%
Central America and Mexico	3,302,150	8.7%	1,860,000	4.5%	3,636,187	9.5%
Asia and the Pacific	4,141,400	10.9%	4,276,400	10.3%	6,053,4000	15.9%

	$37,918,237	100%	$41,450,207	100%	$38,088,180	100%

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management does not expect any impact on the Company’s financial statements as a result of the adoption of SFAS No. 141 and No. 142.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management does not expect any impact on the Company’s financial statements as a result of the adoption of SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at he lower of the carrying amount of fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The impact on the Company’s financial statements as a result of the adoption of SFAS No. 144 was not material.

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Net Investment in Direct Financing Lease

     In March 2001, American Airlines agreed to lease the Company’s MD-82 formerly on lease to TWA. As the lease was extended to December 2014, the lease was recorded as a direct financing lease. Under a direct financing lease, the Company recognizes interest income rather than rental revenue and depreciation expense.

     The following table lists the components of net investment in direct financing lease:

December 31,
2001

Total minimum lease payments	$21,891,210
Estimated residual value of leased flight equipment	3,050,000
Unearned income	(8,904,592)

Net investment in direct financing lease	$16,036,618

(3) Flight Equipment

     The Company’s investment in flight equipment (primarily purchased from ILFC) as of December 31, 2001 and 2000 is as follows:

	December 31,

	2001	2000

Flight equipment, at cost	$345,030,787	$366,780,787
Accumulated depreciation	(98,681,325)	(71,488,351)

Flight equipment, net	$246,349,462	$295,292,436

(4) Income Taxes

     Provision (benefit) for taxes on income (loss) consisted of the following:

	Total	Current	Deferred

Year ended December 31:
2001:
Federal	$(2,781,833)	$—	$(2,781,833)
State	(111,773)	13,600	(125,373)

	$(2,893,606)	$13,600	$(2,907,206)

2000:
Federal	$12,347	$—	$12,347
State	183,379	13,600	169,779

	$195,726	$13,600	$182,126

1999:
Federal	$1,941,500	$—	$1,941,500
State	189,951	14,400	175,551

	$2,131,451	$14,400	$2,117,051

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of December 31, 2001, the Company had net operating loss carryforwards (“NOL”) for Federal and state income tax purposes as follows:

Expires	Federal NOL	State NOL

2002	—	$166,750
2003	—	445,126
2004	—	798,376
2005	$4,251,245	796,582
2006	5,411,744	1,785,241
2007-2011	4,313,453	—
2012-2016	1,903,517	—
2017-2021	28,978,218	—

	$44,858,177	$3,999,075

     The Company recorded a valuation allowance to fully reserve its deferred tax assets associated with its state net operating loss carryforwards. The Company’s ability to utilize its federal net operating loss carryforwards, net of valuation allowance is dependent on its ability to generate taxable income. A limitation on the usage of the federal net operating losses requires the Company to generate taxable gains on the sale of certain aircraft in the Company’s portfolio by November 4, 2002. The Company has recorded a valuation allowance to fully reserve its deferred tax assets associated with the limitation.

     Temporary differences which give rise to net deferred tax liabilities result primarily from timing differences for depreciation and net operating losses. The net deferred tax liabilities are comprised of the following:

	December 31,

	2001	2000

Net operating loss carryforward	$15,384,127	$10,898,102
Deferred and advanced rent	656,851	1,376,146
Flight equipment, principally due to differences in depreciation	(14,533,648)	(17,277,164)
Other	390,015	388,989

	1,897,345	(4,613,927)
Valuation allowance	(3,767,192)	(163,126)

	$(1,869,847)	$(4,777,053)

     Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets net of the valuation allowance.

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of total income tax expense (benefit) with the expected amount computed by applying the Federal and state statutory tax rates to income before income taxes and extraordinary loss follows:

	Year ended December 31,

	2001	2000	1999

Computed “expected” Federal tax expense (benefit)	$(6,306,956)	$99,059	$1,931,544
State taxes (benefit), net of Federal income tax (benefit)	(339,675)	5,335	198,835
Expiration of state net operating loss carryforwards	—	114,616	31,587
Change in valuation allowance	3,604,066	(44,578)	(2,536)
Other	148,959	21,294	(27,979)

	$(2,893,606)	$195,726	$2,131,451

(5) Notes Payable and Liquidity

     In March 2002, the Company restructured $95,008,184 of notes payable to ILFC. The restructuring extended the term of the notes payable and reduced the payments. Notes payable (after adjusting for the extensions of our renegotiated notes payable) as of December 31, 2001 and 2000 is summarized as follows:

	December 31,

	2001	2000

Note payable to bank bearing interest at LIBOR plus 1.5% (3.36% at December 31, 2001), secured by flight equipment, 33 1/3% guaranteed by ILFC, payable in monthly installments of $100,000 including interest, balloon payment of $1,389,977, due January 2007	$6,680,041	$7,861,598
Notes payable to bank bearing interest at 7.1% secured by flight equipment, payable in monthly installments of $40,000 including interest, balloon payment of $1,740,120, due May 2003	2,192,311	2,504,520
Notes payable to bank bearing interest at LIBOR plus 1.5% (6.125% at December 31, 2001), secured by flight equipment, 50% guaranteed by ILFC, payable in quarterly installments of $175,000 including interest, balloon payment of $944,862, due June 2002	1,099,839	1,801,716
Note payable to bank, bearing interest at LIBOR plus 1.2 (3.08% at December 31, 2001), secured by flight equipment, 100% guaranteed by ILFC, payable in quarterly installments of $445,000 including interest, balloon payment of $6,892,454, due January 2003	8,802,860	9,934,517
Note payable to bank, bearing interest at 7.75%, secured by flight equipment, 40% guaranteed by ILFC, payable in monthly installments of $130,000 including interest, due December 2014	12,675,051	9,861,596
Note payable to bank bearing interest at 6.63%, secured by flight equipment, guaranteed up to $5,000,000 by ILFC, payable in quarterly installments of $598,000 including interest, balloon payment of $17,484,944, due May 2003	19,068,207	20,024,257
Note payable to bank bearing interest at 7.3%, secured by flight equipment, guaranteed up to $6,000,000 by ILFC, payable in monthly installments including interest of $266,000 through April 2002 and $270,000 thereafter, balloon payment of $22,536,481, due May 2003	24,541,116	25,875,953
Note payable to bank bearing interest at 6.67%, secured by flight equipment, payable in monthly installments of $180,000 including interest, balloon payment of $10,026,502, due April 2002	10,261,106	11,681,662

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,

	2001	2000

Note payable to bank bearing interest at 6.75%, secured by flight equipment, payable in monthly installments of $173,000 including interest, balloon payment of $16,309,165, due July 2006	19,960,186	15,113,412
Note payable to bank bearing interest at 6.88%, secured by flight equipment, guaranteed up to $3,000,000 by ILFC, payable in monthly installments of $150,000 including interest, balloon payment of $11,079,104, due May 2004	13,248,917	14,000,000
Note payable to bank bearing interest at 5.75%, secured by flight equipment, guaranteed up to $7,500,000 by ILFC, payable in monthly installments of $230,000 including interest, balloon payment of $19,553,679, due May 2003	21,558,123	—
Note payable to ILFC bearing interest at 7.25%, secured by flight equipment, payable in quarterly installments of $13,000 plus interest to January 2003, then payments of $19,000, including interest, balloon payment of $3,351,494, due December 2005	3,372,000	3,420,000
Note payable to ILFC bearing interest at 6.0%, secured by flight equipment, due February 2002	1,757	201,757
Note payable to ILFC, repaid September 2001	—	3,726,432
Note payable to ILFC bearing interest at 7.25% to March 2002, then 6%, payable in monthly installments of $180,000, including interest to March 2002, then $135,000, secured by flight equipment, balloon payment of $10,799,973, due March 2005	13,457,580	14,583,130
Note payable to ILFC bearing interest at an effective rate of 6.9% to March 2002, then 6%, secured by flight equipment, payable in monthly installments of $20,000, including interest, balloon payment of $1,182,256, due March 2005	1,480,968	1,612,340
Note payable to ILFC bearing interest at 7.05% to May 2002, then 7.2%, secured by flight equipment, payable in monthly installments of $32,000 to March 2002, then $24,000, including interest, balloon payment of $2,154,760, due December 2005	2,631,931	2,822,166
Note payable to ILFC bearing interest at 7.25%, secured by flight equipment, payable in quarterly installments of $92,500 to April 2002, then $23,000 in monthly installments, including interest, balloon payment of $3,533,403, due December 2007	3,616,567	3,782,261
Note payable to ILFC bearing interest at 6.5%, secured by flight equipment, payable in monthly installments of $30,000 to March 2002, then $10,000, including interest, balloon payment of $1,757,487, due December 2005	1,830,855	2,061,881
Note payable to ILFC bearing interest at 7%, secured by flight equipment, payable in monthly installments of $181,200 to March 2002, then $136,000, including interest, balloon payment of $11,936,635, due September 2005	14,596,529	15,692,483
Note payable to ILFC bearing interest at 6%, secured by flight equipment, payable in monthly installments of $30,000 to March 2002, then $23,000, including interest, balloon payment of $573,141, due February 2007	1,660,472	1,911,136
Note payable to ILFC bearing interest at 6.15%, secured by flight equipment, payable in monthly installments of $31,000 to March 2002, then $23,000, including interest, balloon payment of $3,217,020, due July 2006	3,535,730	8,986,789
Note payable to ILFC bearing interest at 7.96%, secured by flight equipment, payable in monthly installments of to February 2002, then $160,000, including interest, balloon payment of $10,654,395, due June 2005	12,461,477	13,514,983
Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, payable in monthly installments of $47,489 to March 2002, then $35,000, including interest, balloon payment of $3,494,877, due December 2005	4,231,298	4,522,948

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,

	2001	2000

Note payable to ILFC bearing interest at 6.5%, secured by flight equipment, no payments to May 2002, then payable in monthly installments of $200,000, including interest, balloon payment of $23,865,180, due December 2005	26,013,920	27,562,176
Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, no payments to May 2002, then payable in monthly installments of $25,000, including interest, balloon payment of $3,208,022, due December 2005	3,455,896	3,670,316
Note payable to ILFC repaid October 2001	—	22,198,197
Note payable to ILFC bearing interest at 6.25%, secured by flight equipment, payable in monthly installments of $29,000 to March 2002, then $22,000, including interest, balloon payment of $2,202,003, due December 2005	2,661,204	2,834,612
Note payable to Great Lakes Holdings (affiliated company), repaid September 2001	—	592,500
Notes payable to Great Lakes Holdings (affiliated company), repaid October 2001	—	1,345,000

Total	$235,095,941	$253,700,338

     Notes payable due within one year totaled $11,362,702 at December 31, 2001 (after adjusting for the extensions of renegotiated notes payable), of which $11,105,949 represents balloon payments and $256,753 represents installment payments due within one year. The Company intends to refinance all of the balloon payments due in 2002. If the Company was unable to refinance a balloon payment, it has the ability to default on the related loan without affecting the performance of the loans secured by other aircraft. The Company has extended or re-leased eight aircraft with $88,501,410 of associated balloon payments related to leases with terminations from 2002 to 2004. During 2001, 2000 and 1999, the Company extended or refinanced $167,598,348, $101,304,379 and $45,979,203 of balloon payments, respectively.

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

     Scheduled future repayments of notes payable subsequent to December 31, 2001 are as follows:

Year ending December 31:
2002	$23,601,876
2003	77,027,082
2004	17,596,357
2005	74,356,556
2006	29,192,743
Thereafter	13,321,327

$235,095,941

     Certain notes payable contain various financial covenants including maintaining specified minimum tangible net worth and delivery of audited financial statements. The Company was in compliance with these covenants at December 31, 2001.

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company entered into a $5,000,000 line of credit with a bank in February 2000. The line of credit bears interest at LIBOR plus 2.5% and expired in February 2002. No borrowings have been made against the line of credit.

(6) Related Party Transactions

     During 1999, the Company purchased aircraft from ILFC aggregating $91,700,000. At December 31, 2001 and 2000, 94% of the Company’s gross fleet cost was comprised of aircraft acquired from ILFC. The Company financed these acquisitions through bank loans, partially guaranteed by ILFC, as well as loans from ILFC. ILFC provides these guarantees to lenders through an AVG. ILFC’s financial support has allowed the Company to finance aircraft purchases at more favorable leverage than the Company could otherwise obtain. The Company’s typical operating lease transaction with an AVG requires a cash investment by the Company of approximately 5% to 15% of the aircraft purchase price while the industry standard ranges from 20% to 30%. At December 31, 2001 and 2000, $127,634,340 or 54% and $30,055,909 or 12%, of long-term debt was covered by AVGs and $95,008,184, or 40%, and $133,103,607, or 52%, was due to ILFC, respectively. In March 2002, we restructured $95,008,184 of notes payable to ILFC, reducing the debt payments and extending the term of the notes.

     The Company had one aircraft leased to ILFC which is subleased to an airline at December 31, 2001 and 2000. The Company recognized rental income of $687,500, $940,000 and $942,500 from this lease in each of the years ended 2001, 2000 and 1999, respectively. The lease expires in August 2002.

     During 2001, 2000 and 1999, the Company leased aircraft to third parties for which ILFC guaranteed certain rental revenue. In connection with one of the leases, ILFC also guaranteed repayment of the related lease deposit to the lessee of $1,632,000 included in the accompanying consolidated balance sheet. The lease terminated in 1999.

     The Company has an agreement with ILFC related to the December 1995 purchase of an aircraft which provides for recovery of an operating loss, as defined, in the acquired lease. Accordingly, the Company reduced the purchase price of the related aircraft and recognized a receivable for the present value of the estimated recovery aggregating $579,000. The balance was paid at December 31, 1999. The loss stems from a stated lease rate which was less than the market lease rate at the date of acquisition. Accordingly, the Company allocated additional cost to the purchase price and recognized deferred rent aggregating $1,747,000 for the present value of the difference between the market and stated rent. Deferred rent will be amortized on the straight-line method over the remaining lease term. At December 31, 2001 and 2000, deferred rent from the lease was $247,000 and $497,000, respectively.

(7) Rental Income

     Minimum future rental income on noncancelable operating leases of flight equipment at December 31, 2001 is as follows:

Year ending December 31:
2002	$27,998,752
2003	16,379,084
2004	10,420,500
2005	6,030,125
2006	2,792,500
Thereafter	13,440,000

$77,060,961

     Fifteen of the Company’s aircraft are leased under short-term to medium-term leases with remaining terms expiring within one to four years. One aircraft is being marketed for sale or lease. The Company entered into a direct financing lease in 2001 which expires in 2014.

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Commitments and Contingencies

Operating Leases

     The Company leases offices from a third party under a noncancelable operating lease. Future minimum lease payments are:

Year ending December 31:
2002	$62,688
2003	64,928
2004	27,220
2005	—
2006	—
Thereafter	—

$154,836

     Total rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $55,768, $44,313 and $40,559, respectively.

Government Regulations

     The maintenance and operation of aircraft are regulated by the Federal Aviation Administration (FAA) and foreign aviation authorities which oversee such matters as aircraft certification, inspection, maintenance, certification of personnel, and record-keeping. All current leases require the lessee to bear the costs of complying with governmental regulations. However, in the event a lessee fails to maintain aircraft in accordance with the terms of a lease, the Company could be required to repair or recondition the aircraft. Failure of a lessee to fulfill lease maintenance and operation obligations could have a material adverse effect on the Company’s financial condition and results of operations.

     The FAA and civil aviation authorities of most countries and international entities issue regulations limiting permitted noise and other emissions from aircraft. Older non-complying aircraft can be brought into compliance by modifying the engines. At December 31, 2001, two of the Company’s aircraft were on lease to an airline which operate in jurisdictions which do not require these modifications. These two aircraft may require this work to be performed after their leases expire in June and August 2002, unless the aircraft are re-leased and operated in an area that does not require the modification.

(9) Shareholders’ Equity

     The Company’s Board of Directors has authorized the repurchase of up to 1,027,379 shares of the Company’s common stock. During 2001, 2000 and 1999, the Company repurchased 114,800, 477,211 and 42,500 shares, respectively of its common stock. At December 31, 2001, the Company had remaining authorization to repurchase 111,568 shares of the Company’s common stock.

     In accordance with the underwriting agreement related to the Company’s November 1997 initial public offering, the Company granted the underwriters warrants to purchase 260,000 shares of common stock at $12 per share. The warrants expired in November 2001.

     During March 1997, the Company extended the expiration date on 496,664 employee stock options to March 31, 2007, which vested 25% in 1997 and 25% in each of the following three years. Accordingly, the Company recognized aggregate compensation expense of approximately $1 million for the difference between the value of the options on the extension date and the exercise price. The Company recognized $250,000 in stock compensation during the years ended December 31, 2000 and 1999 related to the amortization of such cost. If the related employee is terminated, the respective stock options will

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vest in full. At December 31, 2001, 485,554 options with an exercise price of $4.50 per share were outstanding and exercisable.

     During 1997, the Company adopted the 1997 Employee Stock Option and Award Plan (the Employee Plan). The Employee Plan was amended in 1999. A maximum of 325,000 shares of common stock (subject to certain anti-dilutive adjustments) may be issued pursuant to grants and awards under the Employee Plan. The maximum number of shares that may be subject to qualifying share-based awards, either individually or in aggregate, that can be granted under the Employee Plan to any one participant during any calendar year will not exceed 150,000 (subject to certain anti-dilutive adjustments). During 2000 and 1999, options were granted under the Employee Plan to purchase 121,000 and 55,000 shares, respectively of the Company’s common stock at $5.50 and between $6.38 and $7.25 per share, respectively. At December 31, 2001, 156,000 options have been issued under the plan and 100,500 of the options are vested and the remainder vest through 2003. The options expire from 2003 to 2005.

     During 1997, the Company adopted the 1997 Eligible Directors Stock Option Plan (the Directors Plan). The Directors Plan was amended in 1999. The Directors Plan provides that annually an Eligible Director will receive an option to purchase 10,000 shares of common stock at an exercise price equal to the market price of common stock on the date of grant. Under the Directors Plan 125,000 shares of common stock are authorized for issuance. During 2001, 2000 and 1999, options were granted under the Directors Plan to purchase 60,000, 50,000 and 50,000 shares, respectively of the Company’s common stock at $4.00, $5.875 and $6.38 per share, respectively. At December 31, 2001, 210,000 options have been issued under the plan and 125,088 of the options are vested and the remainder vest through 2004. The options expire from 2003 to 2006.

     Changes in outstanding options under the Company’s stock option plans during the three years ended December 31, 2001 and options exercisable at December 31 2001 are as follows:

		Weighted
	Number	Average
	of shares	Exercise Price

Outstanding at December 31, 1998	515,554	$4.79
Granted at $6.375 to $7.25	105,000	$6.75

Outstanding at December 31, 1999	620,554	$5.12
Granted at $5.50 to $5.875	171,000	$5.61

Outstanding at December 31, 2000 at $4.50 to $10.25	791,554	$5.23
Granted at $4.00	60,000	$4.00

Outstanding at December 31, 2001 at $4.00 to $10.25 (weighted average remaining contractual life of 4.4 years)	851,554	$5.14

     The number of options exercisable at December 31, 2001, 2000 and 1999 was 711,142, 609,122 and 438,796, respectively at weighted average exercise prices of $5.15, $5.06 and $5.63, respectively.

     The weighted average grant date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $2.43, $2.46 and $3.12, respectively. The exercise price of all options granted in 2001, 2000 and 1999 was equal to market price at the date of grant.

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At December 31, 2001, options outstanding were as follows:

			Weighted average
		Weighted average	remaining
Options outstanding:	Number	exercise price	contractual life

At $4.00 to $5.88	721,554	$4.73	4.8 years
At $6.38 to 10.25	130,000	$7.42	2.1 years

Total	851,554	$5.14	4.4 years

     At December 31, 2001, options exercisable were as follows:

		Weighted average
Options exercisable:	Number	exercise price

At $4.00 to $5.88	589,573	$4.67
At $6.38 to 10.25	121,569	$7.50

Total	711,142	$5.15

(10) Subsequent Event

     On March 26, 2002, the Company restructured $95,008,184 of notes payable to ILFC. The restructuring extended the term of the notes payable and reduced the payments. See Notes 5 and 6.

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Quarterly Financial Data (Unaudited)

	Three months ended

2001:	March 31	June 30	September 30	December 31

Revenues	$9,904,140	$9,833,797	$10,402,795	$9,601,278
Expenses	9,718,644	9,728,710	9,434,239	29,410,289 (1)

Income (loss) before income taxes	185,496	105,087	968,556	(19,809,011)
Income tax expense (benefit)	74,198	42,035	387,422	(3,397,261)

Net income (loss)	$111,298	$63,052	$581,134	$(16,411,750)

Basic earnings (loss) per share*	$.03	$.02	$.16	$(4.58)

Diluted earnings (loss) per share*	$.03	$.02	$.16	$(4.58)

Weighted average number of common shares outstanding	3,682,433	3,681,773	3,620,903	3,581,773
Weighted average number of common shares outstanding-assuming dilution	3,695,567	3,681,773	3,625,712	3,581,773

	Three months ended

2000:	March 31	June 30	September 30	December 31

Revenues	$11,053,484	$10,784,541	$11,035,682	$10,326,514
Expenses	10,305,036	10,576,954	10,198,874	11,828,006

Income (loss) before income taxes	748,448	207,587	836,808	(1,501,492)
Income tax expense (benefit)	280,668	77,845	313,803	(476,590)

Net income (loss)	$467,780	$129,742	$523,005	$(1,024,902)

Basic earnings (loss) per share*	$.11	$.03	$.13	$(.27)

Diluted earnings (loss) per share*	$.11	$.03	$.13	$(.27)

Weighted average number of common shares outstanding	4,164,792	3,987,757	3,876,231	3,816,428
Weighted average number of common shares outstanding-assuming dilution	4,293,965	4,066,541	3,960,267	3,816,428

*	Per share data may not always add up to the total for the year since each figure is independently calculated.
(1)	In the three month period ended December 31, 2001, the Company wrote down the value of six aircraft as a result of permanent impairment as is more fully discussed in Note 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL AIRCRAFT INVESTORS

Date: March 29, 2002	By: /s/ MICHAEL P. GRELLA Michael P. Grella President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. LINDSEY William E. Lindsey	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ MICHAEL P. GRELLA Michael P. Grella	President, Chief Operating Officer and Director (Principal Operating Officer)	March 29, 2002

/s/ RICK O. HAMMOND Rick O. Hammond	Vice President—Finance, Chief Financial Officer (Principal Financial Officer)	March 29, 2002

/s/ ALAN G. STANFORD, JR. Alan G. Stanford, Jr.	Vice President-Finance- Treasurer (Principal Accounting Officer)	March 29, 2002

/s/ MAGNUS GUNNARSSON Magnus Gunnarsson	Director	March 29, 2002

/s/ RALPH O. HELLMOLD Ralph O. Hellmold	Director	March 29, 2002

/s/ ALEX R. LIEBLONG Alex R. Lieblong	Director	March 29, 2002

/s/ AARON MENDELSOHN Aaron Mendelsohn	Director	March 29, 2002

/s/ CHRISTER SALEN Christer Salen	Director	March 29, 2002

/s/ KENNETH TAYLOR Kenneth Taylor	Director	March 29, 2002

/s/ STUART M. WARREN Stuart M. Warren	Director	March 29, 2002