Form 10-Q
period 2002-03-31
INTERNATIONAL AIRCRAFT INVESTORS
filed 2002-05-14
CIK 1029688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-22249

INTERNATIONAL AIRCRAFT INVESTORS
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4176107 (I.R.S. Employer Identification No.)

3655 Torrance Boulevard, Suite 410 Torrance, California 90503
(Address of principal executive offices)            (Zip Code)

(310) 316-3080
(Registrant’s telephone number, including area code)

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

Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2002

Common Stock, $.01 par value	3,581,773

INTERNATIONAL AIRCRAFT INVESTORS

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$5,252,618	$8,076,933
Net investment in direct financing lease	15,873,374	16,036,618
Flight equipment, at cost less accumulated depreciation of $102,698,220 at March 31, 2002 and $98,681,325 at December 31, 2001	242,332,567	246,349,462
Cash, restricted	9,119,342	9,996,664
Other assets	1,935,554	1,963,213

	$274,513,455	$282,422,890

Liabilities and shareholders’ equity
Accrued interest and other accrued expenses	$6,542,449	$6,782,633
Notes payable	231,614,849	235,095,941
Lease and other deposits on flight equipment	15,350,616	17,285,731
Deferred rent	612,220	1,680,998
Deferred taxes, net	1,467,197	1,869,847

	255,587,331	262,715,150
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 15,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 3,581,773 shares at March 31, 2002 and December 31, 2001	35,818	35,818
Additional paid-in capital	27,737,600	27,737,600
Accumulated deficit	(8,847,294)	(8,065,678)

Net shareholders’ equity	18,926,124	19,707,740

	$274,513,455	$282,422,890

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,

	2002	2001

	(Unaudited)
Revenues:
Rental of flight equipment	$7,040,690	$9,473,068
Consulting and other fees	6,250	6,249
Interest income	314,429	424,823

Total revenues	7,361,369	9,904,140
Expenses:
Interest	3,857,554	4,419,810
Depreciation and amortization	4,179,407	4,595,630
Repossession and maintenance	—	138,848
General and administrative	508,674	564,356

Total expenses	8,545,635	9,718,644

Income (loss) before income taxes	(1,184,266)	185,496
Income tax expense (benefit)	(402,650)	74,198

Net income (loss)	$(781,616)	$111,298

Basic earnings per share	$(.22)	$.03

Diluted earnings per share	$(.22)	$.03

Weighted average common shares outstanding:
Basic	3,581,773	3,682,433

Assuming dilution	3,581,773	3,695,567

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(781,616)	$111,298
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of flight equipment	4,016,895	4,540,800
Amortization of deferred transaction fees	189,085	65,903
Deferred taxes, net	(402,650)	60,598
(Increase) decrease in assets:
Short-term investments	—	1,393,450
Cash, restricted	877,322	218,543
Other assets	(161,426)	(107,649)
Increase (decrease) in liabilities:
Accrued interest and other accrued liabilities	(240,184)	(415,742)
Lease and other deposits on flight equipment	(1,935,115)	340,737
Deferred rent	(1,068,778)	(458,427)

Net cash provided by operating activities	493,533	5,749,511
Cash flows from investing activities:
Collections from direct financing lease	163,244	140,000
Cash flows from financing activities:
Repayment of notes payable	(2,666,010)	(2,380,820)
Repayment of notes payable to International Lease Finance Corp.	(815,082)	(2,180,225)
Repayment of notes payable to Great Lakes Holdings	—	(330,000)
Repurchase of common stock	—	(82,051)

Net cash used in financing activities	(3,481,092)	(4,973,096)

Net increase (decrease) in cash and cash equivalents	(2,824,315)	916,415
Cash and cash equivalents at beginning of period	8,076,933	11,164,227

Cash and cash equivalents at end of period	$5,252,618	$12,080,642

Supplemental disclosure of cash flow information
Cash paid for interest	$3,880,654	$4,457,039
Cash paid for income taxes	$—	$13,600
Supplemental disclosure of noncash investing and financing activities:
During the three months ended March 31, 2001, the Company entered into a $16,618,200 investment in a direct financing lease on an aircraft which had formerly been under operating lease

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No.142). In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144). On January 1, 2002, the Company adopted SFAS No. 141, SFAS No. 142 and SFAS No. 144. There was no financial statement impact as a result of the adoption of the three standards.

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

The Company is primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. While the Company enters into both operating and direct financing leases, the Company is primarily engaged in leasing aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs and the Company retains the potential benefit and risk of the residual value of the aircraft, as distinct from direct financing leases where the cost of the aircraft is generally recovered over the term of the lease. Related flight equipment is generally financed by borrowings that include balloon payments at their maturity. As a result, the Company’s operating results depend on management’s ability to roll over debt facilities, renegotiate favorable leases and realize estimated residual values.

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings Per Share

The following table sets forth the computation of the weighted-average number of shares used to calculate basic and diluted earnings per share:

	Three months ended March 31,

	2002	2001

Basic earnings per share-weighted average shares outstanding	3,581,773	3,682,433
Effect of dilutive securities:
Employee stock options	—	13,134

Diluted earnings per share-adjusted weighted average shares and assumed conversions	3,581,773	3,695,567

The Company has issued options to its employees to purchase 661,554 shares of the Company’s common stock at prices ranging from $4.50 to $7.25 per share and exercisable from March 2004 to Mach 2007. The dilutive effect of these options is dependant on the weighted average price of the Company’s common stock during the reporting period. Options to purchase 661,554 and 181,000 shares of common stock under this plan were excluded from the computation of diluted net loss for the three months ended March 31, 2002 and 2001, respectively because they were anti-dilutive.

The Company has issued options to its eligible directors to purchase 185,000 shares of the Company’s common stock at prices ranging from $4.00 to $10.25 per share and exercisable from May 2003 to May 2006. The dilutive effect of these options is dependant on the weighted average price of the Company’s common stock during the reporting period. Options to purchase 185,000 and 125,000 shares of common stock under this plan were excluded from the computation of diluted net loss for the three months ended March 31, 2002 and 2001, respectively because they were anti-dilutive.

4. Net Investment in Direct Financing Lease

In March 2001, American Airlines agreed to lease the Company’s MD-82 formerly on lease to TWA. As the lease was extended to December 2014, the lease was recorded as a direct financing lease. Under a direct financing lease, the Company recognizes interest income rather than rental revenue and depreciation expense.

The following table lists the components of net investment in direct financing lease:

	March 31, 2002	December 31, 2001

Total minimum lease payments	$21,471,210	$21,891,210
Estimated residual value of leased flight equipment	3,050,000	3,050,000
Unearned income	(8,647,836)	(8,904,592)

Net investment in direct financing lease	$15,873,374	$16,036,618

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Notes Payable

In March 2002, the Company restructured $95,008,184 of notes payable to International Lease Finance Corporation. The restructuring extended the term of the notes payable and reduced the payments. At March 31, 2002, the Company’s weighted-average composite interest rate was 6.5%.

Notes payable due within one year totaled $19,391,289 at March 31, 2002 of which $18,250,582 represents balloon payments and $1,140,707 represents installment payments due within one year. The Company intends to refinance all of the balloon payments due in 2002.

6. Subsequent Events

In April 2002, the Company entered into an agreement to extend the lease of its MD-83 on lease to Air Liberté, a French airline. The lease was to terminate April 2002 and was extended until October 2002.

In April 2002, Panair, an Italian carrier, filed for bankruptcy protection under the laws of Italy. Panair has agreed to continue its leases of a Boeing Model 737-300 and a Boeing Model 737-400 until April 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands)

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Reference is made to the cautionary statements made in our Report on Form 10-K for the year ended December 31, 2001 (“Form 10-K”) which should be read as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Form 10-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, revenues and expenses and the amount of any contingent assets or liabilities disclosed in the financial statements. We believe that of our critical accounting policies, the following may involve a higher degree of judgements, estimates and complexity:

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

Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We record impairment charges when events and circumstances (i.e., the terrorist attacks of September 11, 2001) indicate that the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than the carrying amount of those assets. The impairment charge is the amount that the net book value exceeds the fair value of the asset. We make certain assumptions in evaluating impairment, including, but not limited to, estimated fair market value of the assets and estimated future cash flows generated by the assets.

Industry Conditions

As a result of the terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries, the world’s airlines have entered into the worst financial crisis in the history of the industry. While governments around the world have agreed to provide assistance to varying degrees, the fate of the individual carriers and the industry is uncertain. Our lessees have been adversely affected by these events. Commercial air carriers have announced reductions in their long-term schedules and have initiated cost reduction programs.

We face substantial risks in the current climate. These risks include, but are not limited to, lease rate reductions, non-collection of rents, airline bankruptcies, refinancing risk and reduction in the value of aircraft. In order to minimize these risks we require most of our lessees to pay rents in advance, pay lease deposits, and make payments to be applied to scheduled maintenance.

Three of our lessees have filed for bankruptcy since the terrorist attacks on September 11, 2001. In addition, we have reduced lease rates on some leases in exchange for a lengthened term. It is our strategy to keep as many of our aircraft on lease as possible until the airline industry recovers from the effects of the terrorist attacks and economic downturn. As a result of the slowdown in the economy, interest rates have fallen. As a result, we have been able to renegotiate lower interest rates on a portion of our debt. Our weighted-average interest rate has decreased to 6.5% at March 31, 2002 from 7.1% at March 31, 2001.

The terrorist attacks have had a severe effect on the values of aircraft. We reevaluated the values of our aircraft for permanent impairment in the fourth quarter of 2001. As a result of that evaluation, in the fourth quarter of 2001 we wrote down the value of six aircraft by $14,752 and have reserved $4,660 for losses we expect to incur in the future.

In 2001, four of our lessees filed for bankruptcy. We repossessed three of the aircraft and renegotiated the lease on one of the aircraft. In 2002, one of our lessees filed for bankruptcy. The airline has agreed to continue leasing the aircraft.

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

In April 2002, Panair, an Italian airline filed for bankruptcy under the laws of Italy. Panair has agreed to continue the leases of a Boeing Model 737-300 and a Boeing Model 737-400 until April 2005.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenues from rental of flight equipment decreased from $9,473 in the first quarter of 2002 to $7,041 in same period of 2001 primarily as the result of having a Boeing Model 757-200 off-lease for the quarter and reductions in lease rates on several aircraft. Our lease portfolio consisted of fifteen aircraft with a book value of $242,333 and one aircraft under a direct finance lease with a value of $15,873 at March 31, 2002.

Quarter to quarter comparisons of consulting and other fees are impacted by their timing and amount. We earned $6 of fees in both the first quarters of 2001 and 2002 related to a two year consulting contract which will end in December 2002.

Interest income decreased to $314 in the three months ended March 31, 2002 from $425 in 2001. Although we recorded three months of interest income on a direct financing lease in the first quarter of 2002 compared to two months in the same period of 2001, interest income was reduced as a result of lower interest rates and lower cash balances in the first quarter of 2002.

Interest expense decreased to $3,858 in the first quarter of 2002 from $4,420 in the first quarter of 2001. Interest expense decreased as a result of continued paydowns of our notes payable, as well as a decrease in our weighted-average interest rate. Our weighted-average interest rate was 6.5% at March 31, 2002 compared to 7.1% at March

31, 2001.

Depreciation and amortization expense decreased to $4,179 in the three months ended March 31, 2002 from $4,596 in the same period of 2001. The decrease in depreciation primarily resulted from the $14,752 write-down of six aircraft in 2001. The write-down resulted from our determining that the future economic values of these aircraft have been permanently impaired by the effects of the terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries. In the first quarter of 2001, we recorded $139 of repossession and maintenance costs. No repossession and maintenance costs were recorded in the first quarter of 2002. General and administrative expenses decreased to $509 in the three months ended March 31, 2002 from $564 in the same period of 2001 primarily as a result of lower payroll and consulting costs.

We recorded an income tax benefit of $403 in the first quarter of 2002, which represented an effective tax rate of 34%. We recorded $74 of income tax expense in the same period of 2001, which represented an effective tax rate of 40%. The decrease in the effective tax rate is the result of a valuation allowance on the net operating loss carryforwards generated in the first quarter of 2002.

We recorded a net loss of $782 in the first quarter of 2002 compared to net income of $111 in the same period of 2001. The change from 2001 to 2002 was primarily the result of a $2,432 reduction in rental revenues and other factors as discussed above.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. Management does not expect any impact on our financial statements as a result of the adoption of SFAS No. 143.

Liquidity and Capital Resources

Our principal external sources of funds have been term loans from banks and seller financing secured by aircraft. As a result, a substantial amount of our cash flow from the rental of flight equipment is applied to principal and interest payments on secured debt. The terms of our loans generally require a substantial balloon payment at the maturity of the loan. Many of our loans mature at the end of the noncancellable lease term of the related aircraft. Refinancing of those loans can be dependent on re-leasing the related aircraft. Accordingly, we attempt to begin lease remarketing efforts well in advance of the lease termination.

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

At March 31, 2002 and 2001, we had cash and cash equivalents of $5,253 and $12,080, respectively. At March 31, 2002 and 2001, cash and cash equivalents included $3,215 and $7,525, respectively of unrestricted cash held to reimburse our lessees for maintenance to be performed on our aircraft at future dates.

Net cash provided by operating activities was $494 in the three months ended March 31, 2002 compared to $5,750 in the same period of 2001. The reduction in operating cash resulted from the reduction in lease payments received in the first quarter of 2002 compared to the same period of 2001. The movement in restricted cash in 2002 was due to lease deposit reimbursements to several lessees in the first quarter of 2002. The timing and amount of these reimbursements vary as a result of the type and usage of the aircraft on lease. The movement in lease and other deposits primarily related to payments for maintenance performed on our 757-200 repossessed in 2001, as well as reimbursements to several lessees in the first quarter of 2002. The movements in deferred rent related to a slowdown in rent payments by several lessees. Net cash provided by operating activities was $5,750 in the three months ended March 31, 2001. The movement in short-term investments in 2001 related to the sale of investments in commercial paper with maturities greater than 90 days.

In March 2001, American Airlines agreed to lease our MD-82 formerly on lease to TWA. As we extended the lease to December 2014, the lease was recorded as a direct financing lease. In the three months ended March 31, 2002 and 2001, cash flows from investing activities of $163 and $140 related to collections under the financing lease.

In the three months ended March 31, 2002, net cash used in financing activities was $3,481 as a result of repayments on notes payable. In the three months ended March 31, 2001, net cash used in financing activities was $4,973, including repayments on notes payable of $4,891 and $82 of common stock repurchases.

In March 2002, we restructured $95,008 of notes payable to ILFC, reducing the debt payments and extending the term of the notes. Notes payable within one year totaled $19,391 at March 31, 2002, of which $18,250 represents balloon payments and $1,141 represents installment payments. We intend to refinance all balloon payments due in within one year.

Our ability to execute our business strategy successfully and to sustain our operations is dependent, in part, on our ability to obtain financing and to raise equity capital. We cannot assure you that the necessary amount of capital will continue to be available to us on favorable terms or at all. If we are unable to continue to obtain any portion of required financing on favorable terms, our ability to add new aircraft to our lease portfolio, renew leases, re-lease aircraft, repair or recondition aircraft, if required, or retain ownership of aircraft on which financing had expired would be impaired. Any of the aforementioned could have a material adverse effect on our business, financial condition and results of operations. In addition, our financing arrangements to date have been dependent in part upon ILFC.

ILFC was one of our initial investors and it owns approximately 1.9% of our outstanding common stock. Fourteen of the sixteen aircraft in our portfolio were purchased from ILFC, and ILFC has provided certain guarantees and other financial support with respect to our borrowings. ILFC has also paid fees to us for consulting and remarketing services. We have entered into an agreement with ILFC pursuant to which, if we request, ILFC has agreed to assist us in the remarketing of our aircraft.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.
(Dollars in thousands)

Lease Portfolio

While we enter into both operating and direct financing leases, we primarily lease our portfolio of aircraft under operating leases. Under an operating lease, we retain title to the aircraft and assume the risk of not recovering our entire investment in the aircraft through the re-leasing and remarketing process. Operating leases require us to re-lease or sell aircraft in our portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover our original investment in the aircraft. Numerous factors, many of which are beyond our control, may have an impact on our ability to re-lease or to sell aircraft on a timely basis or to re-lease at a satisfactory lease rate. Among the factors are:

     1. the demand for various types of aircraft

     2. general market and economic conditions

     3. regulatory changes, including those imposing environmental, maintenance or operational requirements

     4. changes in supply or cost of aircraft

     5. technological developments

The terrorist attacks have had a severe effect on the values of aircraft. We reevaluated the values of our aircraft for permanent impairment. As a result of that evaluation, in the fourth quarter of 2001 we wrote down the value of six aircraft for $14,752 and reserved $4,660 for losses we expect to incur in the future.

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

In the current industry environment lease rates will likely decline. The decline will be affected by the demand for the type of aircraft, the term of the lease and the credit worthiness of the lessee, as well as other factors. We have seven leases which expire by March 31, 2003. A hypothetical 10% decrease in lease rates of those leases which expire within a one-year period would reduce our lease revenue by $1,169 annually.

Our 1992 Boeing Model 757-200ER has been off lease since November 2001 as a result of the bankruptcy of Canada 3000. We are currently marketing the aircraft for lease or sale.

Financial Instruments

The following presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at March 31, 2002 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either nonfinancial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis.

The carrying amounts of cash and cash equivalents and short-term investments approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from March 31, 2002 resulting from a hypothetical 10% increase in our weighted average borrowing rate at March 31, 2002 or $1,510.

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

Reports on Form 8-K:

During the quarter ended March 31, 2002, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AIRCRAFT INVESTORS

May 13, 2002	/s/ Michael P. Grella

Michael P. Grella President And Chief Operating Officer

May 13, 2002	/s/ Alan G. Stanford, Jr.

Alan G. Stanford, Jr. Vice President—Finance And Treasurer And Chief Accounting Officer