Form 10-Q
period 2002-06-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 2002-08-14
CIK 1029688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to................

Commission file number 000-22249

INTERNATIONAL AIRCRAFT INVESTORS
(Exact name of registrant as specified in its charter)

California	95-4176107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3655 Torrance Boulevard, Suite 410 Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 316-3080
 (Registrant’s telephone number, including area code)

........................................N/A..........................................
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2002

Common Stock, $.01 par value	3,581,773

INTERNATIONAL AIRCRAFT INVESTORS

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$4,075,855	$8,076,933
Net investment in direct financing lease	15,713,097	16,036,618
Flight equipment, at cost less accumulated depreciation of $106,715,115 at June 30, 2002 and $98,681,325 at December 31, 2001	238,315,672	246,349,462
Cash, restricted	10,060,536	9,996,664
Other assets	2,585,188	1,963,213

	$270,750,348	$282,422,890

Liabilities and shareholders’ equity
Accrued interest and other accrued expenses	$6,990,466	$6,782,633
Notes payable	228,801,116	235,095,941
Lease and other deposits on flight equipment	15,463,508	17,285,731
Deferred rent	216,838	1,680,998
Deferred taxes, net	1,080,351	1,869,847

	252,552,279	262,715,150
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 15,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 3,581,773 shares at June 30, 2002 and December 31, 2001	35,818	35,818
Additional paid-in capital	27,737,600	27,737,600
Accumulated deficit	(9,575,349)	(8,065,678)

Net shareholders’ equity	18,198,069	19,707,740

	$270,750,348	$282,422,890

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,

	2002	2001

	(Unaudited)
Revenues:
Rental of flight equipment	$7,141,972	$9,227,964
Consulting and other fees	6,250	138,751
Interest income	328,579	467,082

Total revenues	7,476,801	9,833,797
Expenses:
Interest	3,775,503	4,246,286
Depreciation and amortization	4,156,669	4,404,410
Repossession and maintenance	35,851	519,779
General and administrative	611,892	558,235

Total expenses	8,579,915	9,728,710

Income (loss) before income taxes	(1,103,114)	105,087
Income tax expense (benefit)	(375,059)	42,035

Net income (loss)	$(728,055)	$63,052

Basic earnings per share	$(.20)	$.02

Diluted earnings per share	$(.20)	$.02

Weighted average common shares outstanding:
Basic	3,581,773	3,681,773

Assuming dilution	3,581,773	3,681,773

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,

	2002	2001

	(Unaudited)
Revenues:
Rental of flight equipment	$14,182,662	$18,701,032
Consulting and other fees	12,500	145,000
Interest income	643,008	891,905

Total revenues	14,838,170	19,737,937
Expenses:
Interest	7,633,057	8,666,096
Depreciation and amortization	8,336,076	9,000,040
Repossession and maintenance	35,851	658,627
General and administrative	1,120,566	1,122,591

Total expenses	17,125,550	19,447,354

Income (loss) before income taxes	(2,287,380)	290,583
Income tax expense (benefit)	(777,709)	116,233

Net income (loss)	$(1,509,671)	$174,350

Basic earnings per share	$(.42)	$.05

Diluted earnings per share	$(.42)	$.05

Weighted average common shares outstanding:
Basic	3,581,773	3,682,101

Assuming dilution	3,581,773	3,682,448

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,509,671)	$174,350
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of flight equipment	8,033,790	8,884,800
Amortization of deferred transaction fees	368,511	144,674
Deferred taxes, net	(789,496)	102,633
(Increase) decrease in assets:
Short-term investments	—	1,393,450
Cash, restricted	(63,872)	627,190
Other assets	(990,486)	(1,240,821)
Increase (decrease) in liabilities:
Accrued interest and other accrued liabilities	207,833	(284,902)
Lease and other deposits on flight equipment	(1,822,223)	(404,328)
Deferred rent	(1,464,160)	(912,635)

Net cash provided by operating activities	1,970,226	8,484,411
Cash flows from investing activities:
Collections from direct financing lease	323,521	271,223
Cash flows from financing activities:
Repayment of notes payable	(5,110,752)	(4,290,959)
Repayment of notes payable to International Lease Finance Corp.	(1,184,073)	(4,579,470)
Repayment of notes payable to Great Lakes Holdings	—	(660,000)
Repurchase of common stock	—	(82,051)

Net cash used in financing activities	(6,294,825)	(9,612,480)

Net decrease in cash and cash equivalents	(4,001,078)	(856,846)
Cash and cash equivalents at beginning of period	8,076,933	11,164,227

Cash and cash equivalents at end of period	$4,075,855	$10,307,381

Supplemental disclosure of cash flow information
Cash paid for interest	$7,540,228	$8,832,359
Cash paid for income taxes	$11,787	$13,600

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
June 30, 2002
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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six month periods ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

The Company is primarily engaged in the acquisition of used, single-aisle jet aircraft for lease and sale to domestic and foreign airlines and other customers. While the Company enters into both operating and direct financing leases, the Company is primarily engaged in leasing aircraft under short-term to medium-term operating leases where the lessee is responsible for all operating costs and the Company retains the potential benefit and risk of the residual value of the aircraft, as distinct from direct financing leases where the cost of the aircraft is generally recovered over the term of the lease. Related flight equipment is generally financed by borrowings that include balloon payments at their maturity. As a result, the Company’s operating results depend on management’s ability to roll over debt facilities, renegotiate favorable leases and realize estimated residual values (See Liquidity and Capital Resources).

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings Per Share

     The following table sets forth the computation of the weighted-average number of shares used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic earnings per share-weighted average shares outstanding	3,581,773	3,681,773	3,581,773	3,682,101
Effect of dilutive securities:
Non-employee stock options	—	—	—	347

Dilutive potential common shares	—	—	—	347

Diluted earnings per share-adjusted weighted average shares and assumed conversions	3,581,773	3,681,773	3,581,773	3,682,448

The Company has issued options to its employees to purchase 1,156,554 shares of the Company’s common stock at prices ranging from $1.31 to $7.25 per share and expire from March 2004 to May 2007. The dilutive effect of these options is dependant on the weighted average price of the Company’s common stock during the reporting period. Options to purchase 666,554 shares of common stock under this plan were excluded from the computation of diluted net loss for the three and six month periods ended June 30, 2002 and 2001, respectively because they were anti-dilutive.

The Company has issued options to its eligible directors to purchase 245,000 shares of the Company’s common stock at prices ranging from $1.33 to $10.25 per share and expire from May 2003 to May 2007. The dilutive effect of these options is dependant on the weighted average price of the Company’s common stock during the reporting period. Options to purchase 185,000 shares of common stock under this plan were excluded from the computation of diluted net loss for the three months ended June 30, 2002 and 2001, respectively because they were anti-dilutive.

4. Net Investment in Direct Financing Lease

In March 2001, American Airlines agreed to lease the Company’s MD-82 formerly on lease to TWA. As the lease was extended to December 2014, the lease was recorded as a direct financing lease. Under a direct financing lease, the Company recognizes interest income rather than rental revenue and depreciation expense.

The following table lists the components of net investment in direct financing lease:

	June 30, 2002	December 31, 2001

Total minimum lease payments	$21,051,210	$21,891,210
Estimated residual value of leased flight equipment	3,050,000	3,050,000
Unearned income	(8,388,113)	(8,904,592)

Net investment in direct financing lease	$15,713,097	$16,036,618

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Notes Payable

In April 2002, the Company extended a $10,026,502 note payable with a bank to October 2002 at 6.67%. In June 2002, the Company extended a $942,059 note payable with a bank to November 2002 at prime. At June 30, 2002, the Company’s weighted-average composite interest rate on its notes payable was 6.55%.

Notes payable due within one year totaled $84,015,374 at June 30, 2002 of which $79,019,169 represents balloon payments and $4,996,205 represents installment payments due within one year. The Company intends to refinance all of the balloon payments due in 2002.

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

Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We record impairment charges when events and circumstances (e.g., the terrorist attacks of September 11, 2001) indicate that the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than the carrying amount of those assets. The impairment charge is the amount that the net book value exceeds the fair value of the asset. We make certain assumptions in evaluating impairment, including, but not limited to, estimated fair market value of the assets and estimated future cash flows generated by the assets.

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

Three of our lessees have filed for bankruptcy since the terrorist attacks on September 11, 2001. In addition, we have reduced lease rates on some leases in exchange for a lengthened term. It is our strategy to keep as many of our aircraft on lease as possible until the airline industry recovers from the effects of the terrorist attacks and economic downturn. As a result of the slowdown in the economy, interest rates have fallen. As a result, we have been able to renegotiate lower interest rates on a portion of our debt. Our weighted-average interest rate has decreased to 6.55% at June 30, 2002 from 6.95% at June 30, 2001.

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

We have an MD-83 on lease to Air Liberté, a French airline. In June 2001, the airline filed for bankruptcy under the laws of France. In July 2001, the French courts adopted a plan by which the airline was purchased by an outside investor group. The existing lease was reaffirmed by the purchasing group and the aircraft continues to be leased to the airline. In April 2002, we extended the lease to October 2002.

In October 2001, we repossessed a Boeing Model 737-400 from National Jet Italia, an Italian airline which filed for bankruptcy protection under the laws of Italy. In December 2001, we signed a lease with Panair to lease the aircraft from January 2002 until April 2005.

In November 2001, Canada 3000, a Canadian charter airline was granted protection from its creditors under the Companies’ Creditors Arrangement Act. We repossessed our Boeing Model 757-200ER from the airline and moved the aircraft to the United States. We re-leased the aircraft to National Airlines in June 2002.

In April 2002, Panair, an Italian airline filed for bankruptcy under the laws of Italy. Panair has agreed to continue the leases of a Boeing Model 737-300 and a Boeing Model 737-400 until April 2005.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenues from rental of flight equipment decreased to $7,142 in the second quarter of 2002 from $9,228 in same period of 2001 primarily as the result of having a Boeing Model 757-200 off-lease for two months, as well as reductions in lease rates on several aircraft and an addition of $662 to reserves for collection of rent payments. Our lease portfolio consisted of fifteen aircraft with a book value of $238,316 and one aircraft under a direct finance lease with a value of $15,713 at June 30, 2002.

Quarter to quarter comparisons of consulting and other fees are impacted by their timing and amount. We earned $6 of fees in the three months ended June 30, 2002 related to a two year consulting contract which will end in December 2002, and we earned $139 of consulting and other fees in the three months ended June 30, 2001 primarily related to our assisting International Lease Finance Corporation (ILFC) with the purchase of three aircraft.

Interest income decreased to $329 in the three months ended June 30, 2002 from $467 in the same period of 2001. Interest income is comprised of finance interest from a direct financing lease and interest income on invested cash balances. We recorded finance interest of $260 in the second quarter of 2002 and $238 in the second quarter of 2001. Interest income on cash balances was reduced as a result of lower interest rates and lower cash balances in the second quarter of 2002.

Interest expense decreased to $3,776 in the second quarter of 2002 from $4,246 in the second quarter of 2001. Interest expense decreased as a result of continued paydowns of our notes payable, as well as a decrease in our weighted-average interest rate. Our weighted-average interest rate was 6.55% at June 30, 2002 compared to 6.95% at June 30, 2001.

Depreciation and amortization expense decreased to $4,157 in the three months ended June 30, 2002 from $4,404 in the same period of 2001. The decrease in depreciation primarily resulted from the $14,752 write-down of six aircraft in 2001. The write-down resulted from our determining that the future economic values of these aircraft have been permanently impaired by the effects of the terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries. In the second quarter of 2002, we recorded $36 of maintenance costs related to the return of one aircraft compared to $520 repossession and maintenance costs related to the return of two aircraft in the same period of 2001. General and administrative expenses increased to $612 in the three months ended June 30, 2002 from $558 in the same period of 2001 primarily as a result of higher marketing, consulting and insurance costs, partially offset by lower payroll costs.

We recorded an income tax benefit of $375 in the second quarter of 2002, which represented an effective tax rate of 34%. We recorded $42 of income tax expense in the same period of 2001, which represented an effective tax rate of 40%. The decrease in the effective tax rate is the result of a valuation allowance on the net operating loss carryforwards generated in the second quarter of 2002.

We recorded a net loss of $728 in the second quarter of 2002 compared to net income of $63 in the same period of 2001. The change from 2001 to 2002 was primarily the result of a $2,086 reduction in rental revenues and other factors as discussed above.

Six Months Ended June 30, 2002 and 2001

Revenues from rental of flight equipment decreased to $14,183 in the six months ended June 30, 2002 from $18,701 in same period of 2001 primarily as the result of having a Boeing Model 757-200 off-lease for five months, as well as reductions in lease rates on several aircraft and an addition of $662 to reserves for collection of rent payments. Our lease portfolio consisted of fifteen aircraft with a book value of $238,316 and one aircraft under a direct finance lease with a value of $15,713 at June 30, 2002.

Period to period comparisons of consulting and other fees are impacted by their timing and amount. We earned $13 of fees in the six months ended June 30, 2002 related to a two year consulting contract which will end in December 2002, and we earned $145 of consulting and other fees in the same period of 2001 primarily related to our assisting ILFC with the purchase of three aircraft.

Interest income decreased to $643 in the six months ended June 30, 2002 from $892 in 2001. Interest income is comprised of finance interest from a direct financing lease and interest income on invested cash balances. We recorded finance interest of $516 the six months ended June 30, 2002 and $325 in the same period of 2001. Interest income on cash balances was reduced as a result of lower interest rates and lower cash balances in 2002.

Interest expense decreased to $7,633 in the six months ended June 30, 2002 from $8,666 in the same period of 2001. Interest expense decreased as a result of continued paydowns of our notes payable, as well as a decrease in our weighted-average interest rate. Our weighted-average interest rate was 6.55% at June 30, 2002 compared to 6.95% at June 30, 2001.

Depreciation and amortization expense decreased to $8,336 in the six months ended June 30, 2002 from $9,000 in the same period of 2001. The decrease in depreciation primarily resulted from the $14,752 write-down of six aircraft in 2001. The write-down resulted from our determining that the future economic values of these aircraft have been permanently impaired by the effects of the terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries. In the six months ended 2002, we recorded $36 of maintenance costs related to the return of one aircraft compared to $659 repossession and maintenance costs related to the return of two aircraft in the same period of 2001. General and administrative expenses decreased to $1,121 in the six months ended June 30, 2002 from $1,123 in the same period of 2001. We recorded higher marketing and consulting costs in 2002, which were offset by lower payroll costs.

We recorded an income tax benefit of $778 in the six months ended June 30, 2002, which represented an effective tax rate of 34%. We recorded $116 of income tax expense in the same period of 2001, which represented an effective tax rate of 40%. The decrease in the effective tax rate is the result of a valuation allowance on the net operating loss carryforwards generated in 2002.

We recorded a net loss of $1,510 in the six month ended 2002 compared to net income of $174 in the same period of 2001. The change from 2001 to 2002 was primarily the result of a $4,518 reduction in rental revenues and other factors as discussed above.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. It is not anticipated that the adoption of this statement will have a material effect on the Company.

In July, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirement can shift expense recognition from one quarter or fiscal year to another. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect that the adoption of SFAS No. 146 will have an effect on the Company’s financial statements.

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

Our sixteen aircraft are owned by fifteen special purpose subsidiaries. All such special purpose subsidiaries are consolidated. All of our loans are on a non-recourse basis. Non-recourse loans are structured as loans to the special purpose subsidiaries, which only own the assets which secure the related loan. Only the relevant special purpose subsidiary is liable for the repayment of the non-recourse loan. We are only liable if we breach certain limited representations and warranties under the applicable loan documentation. Such subsidiaries and their related debt, including the aforementioned non-recourse loans are included in our consolidated financial statements. The lender assumes the credit risk of each lease, and its only recourse upon a default under the lease is against the lessee, the leased equipment and the special purpose subsidiary. As such, if we were to become unable to meet the obligation on a loan resulting from the failure of our lessee to make its rental payments, we have the ability to default on that loan without affecting the performance of the loans secured by other aircraft. Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the terms of the lease, any guarantees and the amount of the loan.

The principal use of cash is for financing the acquisition of our aircraft portfolio, which are financed by loans secured by the applicable aircraft. We entered into a $5,000 line of credit with a bank in February 2000. The line of credit bears interest at LIBOR plus 2.5% and expired in February 2002. No borrowings have been made against the line of credit.

At June 30, 2002 and 2001, we had cash and cash equivalents of $4,076 and $10,307, respectively. At June 30, 2002 and 2001, cash and cash equivalents included $2,406 and $7,316, respectively of unrestricted cash held to reimburse our lessees for maintenance to be performed on our aircraft at future dates.

Net cash provided by operating activities was $1,970 for the six months ended June 30, 2002. The movement in lease and other deposits related to lease deposit reimbursements. The timing and amount of lease deposit reimbursements vary as a result of the type and usage of the aircraft on lease. The movement in deferred rent resulted from a timing difference in the receipt of advance rent payments as well as an addition of $662 to the reserve for collection of rent payments. Net cash provided by operating activities was $8,484 for the six months ended June 30, 2001. The movement in short-term investments related to the sale of investments in commercial paper with maturities greater than 90 days and the movement in other assets related to receivables from ILFC related to the lease of two engines off of the repossessed A320-200. The engines were replaced on the aircraft before it was leased to Mexicana.

In March 2001, American Airlines agreed to lease our MD-82 formerly on lease to TWA. As we extended the lease to December 2014, the lease was recorded as a direct financing lease. In the six months ended June 30, 2002 and 2001, cash flows from investing activities of $324 and $271 related to collections under the financing lease.

In the six months ended June 30, 2002, net cash used in financing activities was $6,295 as a result of repayments on notes payable. In the six months ended June 30, 2001, net cash used in financing activities was $9,612, including repayments on notes payable of $9,530 and $82 of common stock repurchases. In March 2002, we restructured $95,008 of notes payable to ILFC, reducing the debt payments and extending the term of the notes. Notes payable within one year totaled $84,015 at June 30, 2002, of which $79,019 represents balloon payments and $4,996 represents installment payments. We intend to refinance all balloon payments due within one year.

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

In the current industry environment lease rates will likely decline. The decline will be affected by the demand for the type of aircraft, the term of the lease and the credit worthiness of the lessee, as well as other factors. We have seven leases which expire by June 30, 2003. A hypothetical 10% decrease in lease rates of those leases which expire within a one-year period would reduce our lease revenue by $1,395 annually.

Our 1992 Boeing Model 757-200ER had been off lease since November 2001 as a result of the bankruptcy of Canada 3000. We re-leased the aircraft to National Airlines in June 2002. Our 1980 Boeing Model 737-200ADVH has been off lease since April 2002 as a result of a lease expiration from Air New Zealand. We are currently marketing the aircraft for lease or sale. Our 1980 Boeing Model 737-200ADV has been off lease since June 2002 as a result of a lease expiration from COPA. We are currently marketing the aircraft for lease or sale.

Financial Instruments

The following discussion presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at June 30, 2002 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis.

The carrying amounts of cash and cash equivalents and short-tem investments approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from June 30, 2002 resulting from a hypothetical 10% increase in our weighted average borrowing rate at June 30, 2002 or $1,599.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders

Our annual meeting of shareholders, at which the proposals described below were submitted to stockholders was held May 30, 2002.

Proposal No. 1	Election of Directors. The following individuals, who received the votes indicated, were elected as directors:

NAME	FOR	WITHHELD

William E. Lindsey	3,118,934	192,300
Michael P. Grella	3,118,934	192,300
Magnus Gunnarsson	3,118,934	192,300
Ralph O. Hellmold	3,052,268	258,966
Alex R. Lieblong	3,118,934	192,300
Aaron Mendelsohn	3,118,934	192,300
Christer Salén	3,118,934	192,300
Kenneth Taylor	3,118,934	192,300
Stuart M. Warren	3,118,934	192,300

Proposal No. 2	The proposal to amend the Company’s 1997 Stock Option and Award Plan. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN

2,602,443	80,161	1,600

Proposal No. 3	The proposal to ratify the selection of KPMG LLP as independent public accountants for the Company for the fiscal year ended December 31, 20021. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN

3,232,668	78,566	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference
3.2	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference
4.1	The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

Reports on Form 8-K:

During the quarter ended June 30, 2002, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AIRCRAFT INVESTORS

August 13, 2002	/s/ Michael P. Grella

Michael P. Grella President And Chief Operating Officer

August 13, 2002	/s/ Alan G. Stanford, Jr

Alan G. Stanford, Jr. Vice President—Finance And Treasurer And Chief Accounting Officer