Form 10-Q
period 2002-09-30
INTERNATIONAL AIRCRAFT INVESTORS
filed 2002-11-19
CIK 1029688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to__________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2002

Common Stock, $.01 par value	3,581,773

INTERNATIONAL AIRCRAFT INVESTORS

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$3,976,022	$8,076,933
Net investment in direct financing lease	15,550,149	16,036,618
Flight equipment, at cost less accumulated depreciation of $110,732,010 at September 30, 2002 and $98,681,325 at December 31, 2001	234,298,777	246,349,462
Cash, restricted	10,971,075	9,996,664
Other assets	2,555,329	1,963,213

	$267,351,352	$282,422,890

Liabilities and shareholders’ equity
Accrued interest and other accrued expenses	$7,157,889	$6,782,633
Notes payable	228,360,241	235,095,941
Lease and other deposits on flight equipment	14,135,684	17,285,731
Deferred rent	406,531	1,680,998
Deferred taxes, net	404,631	1,869,847

	250,464,976	262,715,150
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 15,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 3,581,773 shares at September 30, 2002 and December 31, 2001	35,818	35,818
Additional paid-in capital	27,737,600	27,737,600
Accumulated deficit	(10,887,042)	(8,065,678)

Net shareholders’ equity	16,886,376	19,707,740

	$267,351,352	$282,422,890

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,

	2002	2001

	(Unaudited)
Revenues:
Rental of flight equipment	$6,510,200	$9,973,858
Consulting and other fees	6,250	6,250
Interest income	331,661	422,687

Total revenues	6,848,111	10,402,795
Expenses:
Interest	3,890,742	4,238,611
Depreciation and amortization	4,148,264	4,458,008
Write-down of flight equipment	220,000	—
Repossession and maintenance	7,224	218,906
General and administrative	569,294	518,714

Total expenses	8,835,524	9,434,239

Income (loss) before income taxes	(1,987,413)	968,556
Income tax expense (benefit)	(675,720)	387,422

Net income (loss)	$(1,311,693)	$581,134

Basic earnings per share	$(.37)	$.16

Diluted earnings per share	$(.37)	$.16

Weighted average common shares outstanding:
Basic	3,581,773	3,620,903

Assuming dilution	3,581,773	3,625,712

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,

	2002	2001

	(Unaudited)
Revenues:
Rental of flight equipment	$20,692,862	$28,674,890
Consulting and other fees	18,750	151,250
Interest income	974,669	1,314,592

Total revenues	21,686,281	30,140,732
Expenses:
Interest	11,523,799	12,904,707
Depreciation and amortization	12,484,340	13,458,048
Write-down of flight equipment	220,000	—
Repossession and maintenance	43,075	877,533
General and administrative	1,689,860	1,641,305

Total expenses	25,961,074	28,881,593

Income (loss) before income taxes	(4,274,793)	1,259,139
Income tax expense (benefit)	(1,453,429)	503,655

Net income (loss)	$(2,821,364)	$755,484

Basic earnings per share	$(.79)	$.21

Diluted earnings per share	$(.79)	$.21

Weighted average common shares outstanding:
Basic	3,581,773	3,661,478

Assuming dilution	3,581,773	3,662,449

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,821,364)	$755,484
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of flight equipment	12,050,685	13,228,800
Amortization of deferred transaction fees	539,610	276,128
Write-down of flight equipment	220,000	—
Deferred taxes, net	(1,465,216)	490,055
(Increase) decrease in assets:
Short-term investments	—	1,393,450
Cash, restricted	(974,411)	1,118,673
Other assets	(1,131,726)	(1,230,998)
Increase (decrease) in liabilities:
Accrued interest and other accrued liabilities	155,256	(690,030)
Lease and other deposits on flight equipment	(3,150,047)	(900,345)
Deferred rent	(1,274,467)	(2,864,004)

Net cash provided by operating activities	2,148,320	11,577,213
Cash flows from investing activities:
Collections from direct financing lease	486,469	423,708
Cash flows from financing activities:
Repayment of notes payable	(7,407,703)	(6,356,427)
Repayment of notes payable to International Lease Finance Corp.	(1,220,717)	(10,411,414)
Repayment of notes payable to Great Lakes Holdings	—	(802,500)
Proceeds from notes payable	—	3,793,241
Proceeds from notes payable to International Lease Finance Corp.	1,892,720	—
Repurchase of common stock	—	(498,054)

Net cash used in financing activities	(6,735,700)	(14,275,154)

Net decrease in cash and cash equivalents	(4,100,911)	(2,274,233)
Cash and cash equivalents at beginning of period	8,076,933	11,164,227

Cash and cash equivalents at end of period	$3,976,022	$8,889,994

Supplemental disclosure of cash flow information
Cash paid for interest	$11,443,819	$13,115,091
Cash paid for income taxes	$11,787	$13,600

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
September 30, 2002
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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings Per Share

The following table sets forth the computation of the weighted-average number of shares used to calculate basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic earnings per share-weighted average shares outstanding	3,581,773	3,620,903	3,581,773	3,661,478
Effect of dilutive securities:
Non-employee stock options	—	4,809	—	971

Dilutive potential common shares	—	4,809	—	971

Diluted earnings per share-adjusted weighted average shares and assumed conversions	3,581,773	3,625,712	3,581,773	3,662,449

The Company has issued options to its employees to purchase 1,156,554 shares of the Company’s common stock at prices ranging from $1.31 to $7.25 per share and expire from March 2004 to May 2007. The dilutive effect of these options is dependant on the weighted average price of the Company’s common stock during the reporting period. All options to purchase shares of common stock under this plan were excluded from the computation of diluted net loss for the three and nine month periods ended September 30, 2002 and 2001, respectively because they were anti-dilutive.

The Company has issued options to its eligible directors to purchase 245,000 shares of the Company’s common stock at prices ranging from $1.33 to $10.25 per share and expire from May 2003 to May 2007. The dilutive effect of these options is dependant on the weighted average price of the Company’s common stock during the reporting period. Options to purchase 245,000 and 125,000 shares of common stock under this plan were excluded from the computation of diluted net loss for the three and nine month periods ended September 30, 2002 and 2001, respectively because they were anti-dilutive.

4. Net Investment in Direct Financing Lease

In March 2001, American Airlines agreed to lease the Company’s MD-82 formerly on lease to TWA. As the lease was extended to December 2014, the lease was recorded as a direct financing lease. Under a direct financing lease, the Company recognizes interest income rather than rental revenue and depreciation expense.

The following table lists the components of net investment in direct financing lease:

	September 30,	December 31,
	2002	2001

Total minimum lease payments	$20,631,210	$21,891,210
Estimated residual value of leased flight equipment	3,050,000	3,050,000
Unearned income	(8,131,061)	(8,904,592)

Net investment in direct financing lease	$15,550,149	$16,036,618

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Notes Payable

In August 2002, the Company entered into two credit facilities totaling $1,892,720 with International Lease Finance Corporation (“ILFC”) maturing August 2003. At September 30, 2002, the Company’s weighted-average composite interest rate on its notes payable was 6.55%.

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

6. Subsequent Events

The Company has entered into an Agreement and Plan of Merger, dated November 13, 2002 with Jetscape Aviation Group, Inc. and Jetscape Leasing, Inc. pursuant to which Jetscape Leasing, Inc. will be acquired with the Company, and the shareholders of the Company will receive $1.45 per share in cash if the merger is consummated on or prior to December 31, 2002 and $1.10 per share in cash if the merger is consummated after December 31, 2002. The difference in the price is to take account of additional taxes that will be imposed if the transaction is not completed in 2002. The consummation is subject to the satisfaction of a number of conditions including approval by the Company’s shareholders and completion of a refinancing transaction between Jetscape Aviation Group, Inc. and ILFC.

In October 2002, the lender on the Company’s 1990 MD-83 refused to extend the note payable. As such, the note is in default. At September 30, 2002, the note payable had a balance of $9,739,247. The lender has the right under the loan agreement to repossess the aircraft, which had a book value of $13,460,862 at September 30, 2002. If the lender repossesses the aircraft, the Company will incur a loss on the transaction. As a result, the Company recorded a $220,000 write-down of flight equipment. The MD-83 also secures a junior note payable to ILFC with a balance at September 30, 2002 of $1,769,092.

On November 4, 2002, the Company entered into an agreement to turnover ownership of its 1978 and 1980 Boeing Model 737-200 aircraft to the lender in exchange for cancellation of the related note payable. At September 30, 2002, the note payable balance was $6,126,370 and the two aircraft had a book value of $2,180,493. The transaction will result in a gain on the extinguishment of the debt, which will be recognized in the fourth quarter of 2002.

On November 5, 2002, the Company failed to make a payment on the senior note payable secured by one of the Company’s Boeing Model 737-400 aircraft as a result of the failure by the lessee to make its lease payment. As a

INTERNATIONAL AIRCRAFT INVESTORS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result the note is in default. The Company is in the process of attempting to cure the default.

On November 6, 2002, National Airlines ceased operations. The Company has repossessed it Boeing Model 757-200ER from the airline. The Company is marketing the aircraft for lease or sale.

Notes payable within one year totaled $90,374,866 at September 30, 2002, of which $87,038,603 represents balloon payments and $3,336,263 represents installment payments. $6,126,370 of current balance and the balloon payments relates to the two Boeing model 737-200 aircraft, which were turned over to the lender in exchange for cancellation of the note payable. $9,739,247 of current balance and the balloon payments relates to the lender, which refused to extend the note payable on our MD-83. The aircraft also secures a junior note payable with a balance of $1,769,092. The Company intends to attempt to refinance all balloon payments due within one year other than those discussed above, although no assurance can be given that the Company will be able to refinance such payments.

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

Purchase Agreement

We entered into an Agreement and Plan of Merger, dated November 13, 2002 with Jetscape Aviation Group, Inc. and Jetscape Leasing, Inc. pursuant to which Jetscape Leasing, Inc. will be acquired with International Aircraft Investors, and the shareholders of International Aircraft Investors will receive $1.45 per share in cash if the merger is consummated on or prior to December 31, 2002 and $1.10 per share in cash if the merger is consummated after December 31, 2002. The difference in the price is to take account of additional taxes that will be imposed if the transaction is not completed in 2002. The consummation is subject to the satisfaction of a number of conditions including approval by International Aircraft Investors’ shareholders and completion of refinancing transaction between Jetscape Aviation Group, Inc. and International Lease Finance Corporation.

Industry Conditions

As a result of the terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries, the world’s airlines have entered into the worst financial crisis in the history of the industry. While governments around the world have agreed to provide assistance to varying degrees, the fate of the individual carriers and the industry is uncertain. Our lessees have been adversely affected by these events. Commercial air carriers have announced reductions in their long-term schedules and cost reduction programs. In some cases, airlines have filed for bankruptcy protection, putting pressure on the aircraft lessors to reduce lease rates or take back aircraft.

We face substantial risks in the current climate. These risks include, but are not limited to, lease rate reductions, non-collection of rents, airline bankruptcies, refinancing risk and reduction in the value of aircraft. In order to attempt to minimize these risks we require most of our lessees to pay rents in advance, pay lease deposits, and make payments to be applied to scheduled maintenance.

Three of our lessees have filed for bankruptcy since the terrorist attacks on September 11, 2001. In addition, we have reduced lease rates on some leases in exchange for a lengthened term. It is our strategy to keep as many of our aircraft on lease as possible until the airline industry recovers from the effects of the terrorist attacks and economic downturn. As a result of the slowdown in the economy, interest rates have fallen. As a result, we have been able to renegotiate lower interest rates on a portion of our debt. Our weighted-average interest rate has decreased to 6.55% at September 30, 2002 from 6.88% at September 30, 2001.

The terrorist attacks have had a severe effect on the values of aircraft. We reevaluated the values of our aircraft for permanent impairment in the fourth quarter of 2001 and the third quarter of 2002. As a result of that evaluation, in the fourth quarter of 2001, we wrote down the value of six aircraft by $14,752 and have reserved $4,660 for losses we expect to incur in the future, and in the third quarter of 2002, we reserved $220 for losses we expect to incur in the future.

In January 2001, TWA filed for protection under Chapter 11 of the United States Bankruptcy Code. American Airlines acquired substantially all of the assets and leases of TWA. Our lease was extended until December 2014 and recorded as a direct financing lease.

We have an MD-83 on lease to Air Liberté, a French airline. In June 2001, the airline filed for bankruptcy under the laws of France. In July 2001, the French courts adopted a plan by which the airline was purchased by an outside investor group. The existing lease was reaffirmed by the purchasing group and the aircraft continues to be leased to the airline. In October 2002, the lender on the Company’s 1990 MD-83 refused to extend the note payable. As such, the note is in default. At September 30, 2002, the note payable had a balance of $9,739. The lender has the right under the loan agreement to repossess the aircraft, which had a book value of $13,461 at September 30, 2002. If the lender repossess the aircraft, we will incur a loss on the transaction. As a result, in the third quarter of 2002 we recorded a $220 write-down of flight equipment. The MD-83 also secures a junior note payable to ILFC with a balance at September 30, 2002 of $1,769.

In October 2001, we repossessed a Boeing Model 737-400 from National Jet Italia, an Italian airline which filed for bankruptcy protection under the laws of Italy. In December 2001, we signed a lease with Panair, an Italian airline to lease the aircraft from January 2002 until April 2005.

In November 2001, Canada 3000, a Canadian charter airline, was granted protection from its creditors under the Companies’ Creditors Arrangement Act. We repossessed our Boeing Model 757-200ER from the airline and moved the aircraft to the United States. We re-leased the aircraft to National Airlines in June 2002.

In April 2002, Panair, an Italian airline, filed for bankruptcy under the laws of Italy. Panair has agreed to continue the leases of a Boeing Model 737-300 and a Boeing Model 737-400 until April 2005.

On November 4, 2002, the Company entered into an agreement to turnover ownership of its 1978 and 1980 Boeing Model 737-200 aircraft to the lender in exchange for cancellation of the related notes payable. At September 30, 2002, the note payable balance was $6,126 and the two aircraft had a book value of $2,180. The transaction will result in a gain on the extinguishment of the debt in the fourth quarter of 2002.

On November 6, 2002, National Airlines ceased operations. We have repossessed our Boeing Model 757-200ER from the airline. It is being marketed for lease or sale.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenues from rental of flight equipment decreased to $6,510 in the third quarter of 2002 from $9,974 in same period of 2001 primarily as the result of having a Boeing Model 757-200 off-lease for two months, as well as reductions in lease rates on several aircraft and an addition of $471 to reserves for collection of rent payments. Our lease portfolio consisted of fifteen aircraft with a book value of $234,299 and one aircraft under a direct finance lease with a value of $15,550 at September 30, 2002.

Quarter to quarter comparisons of consulting and other fees are impacted by their timing and amount. We earned $6 of fees in the three months ended September 30, 2002 and 2001.

Interest income decreased to $332 in the three months ended September 30, 2002 from $423 in the same period of 2001. Interest income is comprised of finance interest from a direct financing lease and interest income on invested cash balances. We recorded finance interest of $257 in the third quarter of 2002 and $267 in the third quarter of 2001. Interest income on cash balances was reduced as a result of lower interest rates and lower cash balances in the second quarter of 2002.

Interest expense decreased to $3,891 in the third quarter of 2002 from $4,239 in the third quarter of 2001. Interest expense decreased as a result of continued paydowns of our notes payable, as well as a decrease in our weighted-average interest rate. Our weighted-average interest rate was 6.55% at September 30, 2002 compared to 6.88% at September 30, 2001.

Depreciation and amortization expense decreased to $4,148 in the three months ended September 30, 2002 from $4,458 in the same period of 2001. The decrease in depreciation primarily resulted from the $14,752 write-down of six aircraft in 2001. The write-down resulted from our determining that the future economic values of these aircraft have been impaired by the effects of the terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries. In the three months ended September 30, 2002, we recorded a $220 write-down of flight equipment to record the effect of a potential repossession of the MD-83 by the lender. In the three months ended September 30, 2002, we recorded $7 of maintenance costs related to the return of one aircraft compared to $219 repossession and maintenance costs related to the return of two aircraft in the same period of 2001. General and administrative expenses increased to $569 in the three months ended September 30, 2002 from $519 in the same period of 2001 primarily as a result of higher consulting expense, partially offset by lower payroll costs.

We recorded an income tax benefit of $676 in the third quarter of 2002, which represented an effective tax rate of 34%. We recorded $387 of income tax expense in the same period of 2001, which represented an effective tax rate of 40%. The decrease in the effective tax rate is the result of a valuation allowance on the net operating loss carryforwards generated in the third quarter of 2002.

We recorded a net loss of $1,312 in the third quarter of 2002 compared to net income of $581 in the same period of 2001. The change from 2001 to 2002 was primarily the result of a $3,464 reduction in rental revenues and other factors as discussed above.

Nine Months Ended September 30, 2002 and 2001

Revenues from rental of flight equipment decreased to $20,693 in the nine months ended September 30, 2002 from $28,675 in same period of 2001 primarily as the result of having a Boeing Model 757-200 off-lease for five months, as well as reductions in lease rates on several aircraft and an addition of $1,133 to reserves for collection of rent payments. Our lease portfolio consisted of fifteen aircraft with a book value of $234,299 and one aircraft under a direct finance lease with a value of $15,550 at September 30, 2002.

Period to period comparisons of consulting and other fees are impacted by their timing and amount. We earned $19 of fees in the nine months ended September 30, 2002 related to a two year consulting contract which will end in December 2002, and we earned $151 of consulting and other fees in the same period of 2001 primarily related to our assisting ILFC with the purchase of three aircraft.

Interest income decreased to $975 in the nine months ended September 30, 2002 from $1,315 in 2001. Interest income is comprised of finance interest from a direct financing lease and interest income on invested cash balances. We recorded finance interest of $774 the nine months ended September 30, 2002 and $505 in the same period of 2001. Interest income on cash balances was reduced as a result of lower interest rates and lower cash balances in 2002.

Interest expense decreased to $11,524 in the nine months ended September 30, 2002 from $12,905 in the same period of 2001. Interest expense decreased as a result of continued paydowns of our notes payable, as well as a decrease in our weighted-average interest rate. Our weighted-average interest rate was 6.55% at September 30, 2002 compared to 6.88% at September 30, 2001.

Depreciation and amortization expense decreased to $12,484 in the nine months ended September 30, 2002 from $13,458 in the same period of 2001. The decrease in depreciation primarily resulted from the $14,752 write-down of six aircraft in 2001. The write-down resulted from our determining that the future economic values of these aircraft have been permanently impaired by the effects of the terrorist attacks on September 11, 2001 and the slowdown in the economies of the United States and other countries. In the nine months ended September 30, 2002, we recorded a $220 write-down of flight equipment to record the effect of a potential repossession of the MD-83 by the lender. In the nine months ended 2002, we recorded $43 of maintenance costs related to the return of aircraft compared to $878 repossession and maintenance costs related to the return of aircraft in the same period of 2001. General and administrative expenses increased to $1,690 in the nine months ended September 30, 2002 from $1,641 in the same period of 2001. We recorded higher marketing and consulting costs in 2002, which were offset in part by lower payroll costs.

We recorded an income tax benefit of $1,453 in the nine months ended September 30, 2002, which represented an effective tax rate of 34%. We recorded $504 of income tax expense in the same period of 2001, which represented an effective tax rate of 40%. The decrease in the effective tax rate is the result of a valuation allowance on the net operating loss carryforwards generated in 2002.

We recorded a net loss of $2,821 in the nine month ended 2002 compared to net income of $755 in the same period of 2001. The change from 2001 to 2002 was primarily the result of a $7,982 reduction in rental revenues and other factors as discussed above.

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

At September 30, 2002 and 2001, we had cash and cash equivalents of $3,976 and $8,890, respectively. At September 30, 2002 and 2001, cash and cash equivalents included $2,398 and $7,218, respectively of unrestricted cash held to reimburse our lessees for maintenance to be performed on our aircraft at future dates.

Net cash provided by operating activities was $2,148 for the nine months ended September 30, 2002. The movement in lease and other deposits related to lease deposit reimbursements. The timing and amount of lease deposit reimbursements vary as a result of the type and usage of the aircraft on lease. The movement in deferred rent resulted from a timing difference in the receipt of advance rent payments as well as an addition of $1,133 to the reserve for collection of rent payments. Net cash provided by operating activities was $11,577 for the nine months ended September 30, 2001. The movement in short-term investments related to the sale of investments in commercial paper with maturities greater than 90 days and the movement in other assets related to receivables from ILFC related to the lease of two engines off of the repossessed A320-200. The timing and amount of these reimbursements vary as a result of the type and usage of the aircraft.

In March 2001, American Airlines agreed to lease our MD-82 formerly on lease to TWA. As we extended the lease to December 2014, the lease was recorded as a direct financing lease. In the nine months ended September 30, 2002 and 2001, cash flows from investing activities of $486 and $424 related to collections under the financing lease.

In the nine months ended September 30, 2002, net cash used in financing activities was $6,736 as a result of repayments on notes payable of $8,628, partially offset by proceeds from borrowings of $1,893. In the nine months ended September 30, 2001, net cash used in financing activities was $14,275, including repayments on notes payable of $17,570 and $498 of common stock repurchases, partially offset by $3,793 of borrowings. In March 2002, we restructured $95,008 of notes payable to ILFC, reducing the debt payments and extending the term of the notes. Notes payable within one year totaled $90,375 at September 30, 2002, of which $87,039 represents balloon payments and $3,336 represents installment payments. $6,126 of current balance and the balloon payments relates to the two Boeing model 737-200 aircraft, which were turned over to the lender in exchange for cancellation of the note payable. $9,739 of current balance and the balloon payments relates to the lender, which refused to extend the note payable on our MD-83. The aircraft also secures a junior note payable with a balance of $1,769. We intend to attempt to refinance all balloon payments due within one year other than those discussed above.

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

The terrorist attacks have had a severe effect on the values of aircraft. We reevaluated the values of our aircraft for impairment. As a result of that evaluation, in the fourth quarter of 2001, we wrote down the value of six aircraft for $14,752 and reserved $4,660 for losses we expect to incur in the future.

We entered into an Agreement and Plan of Merger, dated November 13, 2002 with Jetscape Inc. and Jetscape Leasing, Inc. in which the shareholders of International Aircraft Investors will receive $1.45 per share in cash if the merger is consummated prior to December 31, 2002 and $1.10 per share in cash if the merger is consummated after December 31, 2002. As a result, we reevaluated the values of our aircraft for permanent impairment and recorded $220 for losses we expect to incur in the future.

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

In the current industry environment lease rates will likely decline. The decline will be affected by the demand for the type of aircraft, the term of the lease and the credit worthiness of the lessee, as well as other factors. We have seven leases which expire by September 30, 2003. A hypothetical 10% decrease in lease rates of those leases which expire within a one-year period would reduce our lease revenue by $907 annually.

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

Financial Instruments

The following discussion presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments which we held at September 30, 2002 and which are sensitive to changes in interest rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. These risks principally include country risk, credit risk and legal risk and are not included in the following analysis.

The carrying amounts of cash and cash equivalents and short-term investments approximate fair market value because of the short-term nature of these items. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our cash equivalents and was not materially different from the period-end carrying value.

The fair values of our debt instruments, including the related asset value guarantees, approximate the carrying values because (1) the rates currently offered to us are similar to the rates for these items, or (2) the yields to maturity approximate the rates for these items. Market risk associated with our debt instruments primarily results from our ability to refinance balloon payments at comparable or lower interest rates. Market risk was estimated as the potential increase in interest expense for a one year period from September 30, 2002 resulting from a hypothetical 10% increase in our weighted average borrowing rate at September 30, 2002 or $1,496.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in 17 CFR §§240.13a-14(c) and 240.15d-14(c)) are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to their date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

3.2	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

4.1	The Company hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company

99.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

During the quarter ended September 30, 2002, the Company did not file any reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AIRCRAFT INVESTORS

November 18, 2002	/s/ Michael P. Grella

Michael P. Grella President And Chief Operating Officer

November 18, 2002	/s/ Alan G. Stanford, Jr.

Alan G. Stanford, Jr. Vice President — Finance And Treasurer And Chief Accounting Officer